Form 10-Q
period 1996-01-01
LOGAN COUNTY BANCSHARES INC
filed 1996-11-14
CIK 760327

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For Quarter Ended           June 30, 1996
                 .......................................................

Commission File Number      2-95114
                       .................................................

                            LOGAN COUNTY BANCSHARES, INC.
 ........................................................................
          (Exact Name of Registrant as Specified in Its Charter)

                            WEST VIRGINIA
 ........................................................................
  (State or other jurisdiction of incorporation or organization)

                            55-0660015
 .......................................................................
                 (IRS Employer Identification Number)

P. O. BOX 597, LOGAN, WEST VIRGINIA                  25601
 .......................................................................
(Address of Principal Executive Offices)            (Zip Code)

                            (304) 752-1166
 ........................................................................
           (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                            ----  -----


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  the number  of shares  outstanding,  of each  of the  issuer's
classes of common stock, as of the latest practicable date.   467,612
                                                            ------------

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

        ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of June 30,
                      1996 and 1995 and December 31, 1995.

                 Consolidated Statement of Income for the Three Month
                      Period Ended June 30, 1996 and 1995.

                 Consolidated Statement of Income for the Six Month
                      Period Ended June 30, 1996 and 1995.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Three Month Period Ended June
                      30, 1996 and 1995.

                 Consolidated Statement of Cash Flows for the Three
                      Month Period Ended June 30, 1996 and 1995.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

            LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Condition
             June 30, 1996 and 1995 and December 31, 1995
                             (In Thousands)

                                 ASSETS
                                 ------

                                              June 30,         December 31,
                                         1996         1995          1995
                                         ----         ----          ----

CASH AND DUE FROM BANKS                $3,344        $4,087       $4,361

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                11,423         6,860        5,797
     HELD TO MATURITY                   9,637        11,224       10,655

FEDERAL FUNDS SOLD                      6,050         8,385        7,470

LOANS:
  TOTAL LOANS                          66,427        61,112       64,347
      RESERVE FOR LOAN LOSSES             676           630          662
                                      -------        ------       -------
       NET LOANS                       65,751        60,482       63,685

BANK PREMISES AND EQUIPMENT             1,943         1,322        1,716
ACCRUED INTEREST AND OTHER ASSETS       1,213         1,095        1,035
                                      -------       -------       -------
                                      $99,361       $93,455      $94,719
                                      =======       =======        =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

DEPOSITS:
   DEMAND DEPOSITS                  $26,519          $27,359    $27,245
   SAVINGS DEPOSITS                  29,338           29,593     28,449
   TIME DEPOSITS                     32,073           25,846     28,023
                                    -------           -------    -------
       TOTAL DEPOSITS                87,930           82,798     83,717

LONG-TERM BORROWINGS                      0                0          0

ACCRUED AND OTHER LIABILITIES           602              519        594
INCOME TAXES PAYABLE:
   CURRENT                               51               50         14
   DEFERRED                               0               29          2
                                    --------         --------   --------
       TOTAL LIABILITIES             88,583           83,396     84,327

STOCKHOLDERS' EQUITY:
   COMMON STOCK-$2.50 PAR VALUE;
    AUTHORIZED-520,000 SHARES;
    ISSUED & OUTSTANDING-509,612.     1,274            1,274       1,274
   SURPLUS                            2,071            2,071       2,071
   RETAINED EARNINGS                  8,293            7,574       7,907
   TREASURY STOCK                      (860)            (860)       (860)
                                    ---------        --------    --------
TOTAL STOCKHOLDERS' EQUITY           10,778           10,059      10,392
                                    ---------        --------    --------
                                    $99,361          $93,455     $94,719
                                    =========        ========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                          Consolidated Statement of Income
               For the Six Month Period Ended June 30, 1996 and 1995
                                 (In Thousands)

                                     1996                1995
                                     ----                ----
INTEREST INCOME:
   INTEREST ON LOANS                   $2,713           $2,511
   INTEREST ON INVESTMENTS                515              605
   INTEREST ON FEDERAL FUNDS SOLD         249              146
                                       -------         -------
                                        3,477            3,262
INTEREST EXPENSE:
   INTEREST ON DEPOSITS                 1,413            1,264
   OTHER INTEREST EXPENSE                   8                0
                                       -------         -------
      NET INTEREST INCOME               2,056            1,998

PROVISION FOR LOAN LOSSES                  20               25
                                      -------          -------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       2,036            1,973

OTHER INCOME:
   SERVICE FEES                          385              316
   OTHER OPERATING INCOME                 30               20
                                     -------         --------
      TOTAL OTHER INCOME                 415              336

OTHER EXPENSES:
   SALARIES AND BENEFITS                 770              720
   EXPENSE OF BANK PREMISES AND
    EQUIPMENT                            161              164
   OTHER OPERATING EXPENSES              537              529
                                      -------        --------
      TOTAL OTHER EXPENSES             1,468            1,413

INCOME BEFORE INCOME TAXES               983              896

FEDERAL INCOME TAXES                     328              310
                                      -------        --------
   NET INCOME                           $655             $586
                                      =======         ========
PER SHARE OF COMMON STOCK
NET INCOME                             $1.40            $1.25
                                      =======         ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Income
          For the Three Month Periods Ended June 30, 1996 and 1995
                            (In Thousands)

                                        1996              1995
                                      ----              ----
INTEREST INCOME:
   INTEREST ON LOANS                   $1,375             $1,273
    INTEREST ON INVESTMENTS               298                296
   INTEREST ON FEDERAL FUNDS SOLD         115                 99
                                       -------           -------
                                        1,788              1,668

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                   712                660
   OTHER INTEREST EXPENSE                   1                  0
                                       -------           -------

      NET INTEREST INCOME               1,075              1,008

PROVISION FOR LOAN LOSSES                  10                 10
                                       -------           -------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES        1,065                998

OTHER INCOME:
   SERVICE FEES                           234                165
   OTHER OPERATING INCOME                  10                  9
                                       -------           -------
      TOTAL OTHER INCOME                  244                174

OTHER EXPENSES:
   SALARIES AND BENEFITS                  385                360
   EXPENSE OF BANK PREMISES AND
    EQUIPMENT                              82                 85
   OTHER OPERATING EXPENSES               268                274
                                       -------          --------
      TOTAL OTHER EXPENSES                735                719

INCOME BEFORE INCOME TAXES                574                453

FEDERAL INCOME TAXES                      189                155
                                       -------          --------
   NET INCOME                            $385               $298
                                       =======           ========

PER SHARE OF COMMON STOCK NET
 INCOME                                 $0.82              $0.63
                                       =======           ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity
             For the Six Month Periods Ended June 30, 1996 and 1995
                                  (In Thousands)

                                                                  Net Unrealized
                                                                  (losses) on
                          Common                     Retained     Available-for-     Treasury
                          Stock        Surplus       Earnings     Sale Securities     Stock       Total
                          -------      -------       ---------    ---------------    --------     -----
BALANCE - DECEMBER 31
    1995                   $1,274       $2,071          $7,986              ($79)      ($860)    $10,392

CHANGE IN NET UNREALIZED
   HOLDING GAINS (LOSSES)
   ON AVAILABLE FOR-SALE
   SECURITIES                                                                (58)                    (58)

DIVIDENDS ON COMMON STOCK
   @ 0.45 PER SHARE                                       (211)                                     (211)

NET INCOME FOR THE SIX
MONTHS ENDED JUNE 30, 1996      0            0             655                 0           0         655
                          -------      --------      ---------    ---------------    --------    -------
                           $1,274       $2,071          $8,430             ($137)      ($860)    $10,778
                          =======      ========      =========    ===============    ========    =======

BALANCE - DECEMBER 31
    1994                   $1,274       $2,071          $7,218             ($148)      ($860)     $9,555

CHANGE IN NET UNREALIZED
   HOLDING GAINS (LOSSES)
   ON AVAILABLE FOR-SALE
   SECURITIES                                                                105                     105

DIVIDENDS ON COMMON STOCK
   @ $.40 PER SHARE             0            0            (187)                                     (187)

NET INCOME FOR THE SIX
MONTHS ENDED
JUNE 30, 1995                   0            0             586                 0           0         586
                          -------      --------      ---------    ---------------    --------    -------
                           $1,274       $2,071          $7,617              ($43)      ($860)    $10,059
                          =======      ========      =========    ===============    ========    =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

                                                            1996         1995
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                               $   655      $ 586
   ADJUSTMENT TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                              75         54
       SECURITY AMORTIZATION AND
         ACCRETION                                                9         14
       MARKET VALUE AMORTIZATION                                 (2)        (2)
       PROVISION FOR LOAN LOSSES                                 20         25
       (GAIN) LOSS ON SALE OF INVESTMENT
         SECURITIES                                               0          0
       (INCREASE) DECREASE IN OTHER ASSETS                     (133)         2
       INCREASE (DECREASE) IN OTHER
         LIABILITIES                                             43        (10)
                                                           --------     -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                    667        669

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES
     AVAILABLE FOR SALE                                         500          0
   PROCEEDS FROM MATURITIES
     OF SECURITIES                                            2,500      3,250
   PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                                                (6,227)      (500)
   PURCHASE OF SECURITIES HELD TO MATURITY                   (1,491)         0
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                                       1,420     (5,065)
   NET (INCREASE) DECREASE IN LOANS                          (2,086)    (1,070)
   PROCEEDS FROM SALE OF ASSETS                                   0          0
   PURCHASE OF BANK PREMISES AND EQUIPMENT                     (302)       (11)
                                                            ---------    -------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                 (5,686)    (3,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                           (726)     1,225
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                           889     (3,870)
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                            4,050      5,734
   DIVIDENDS PAID                                              (211)      (187)
   PROCEEDS FROM LONG-TERM BORROWINGS                           187          0
   REPAYMENT OF BORROWINGS                                     (187)
                                                           ---------     ------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  4,002      2,902

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          (1,017)       175

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                        4,361      3,912
                                                          ---------     ------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                            $ 3,344    $ 4,087
                                                          =========   =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              June 30, 1996

             LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1.  Financial Statements:
         The foregoing statements are unaudited; however, in the opinion of the Management, all adjustments (comprising of only normal recurring accruals) necessary for a fair presentation of the financial statements have been included.

2.  Basis of Consolidation:
         The Consolidated Statement of Condition and Consolidated Statement of Income of Logan County BancShares, Inc. include the activity of Logan Bank and Trust Company and Bank of Chapmanville, wholly owned subsidiaries.

3. In January 1995 the company adopted SFAS 114 and 118 for impaired loans. Under these statements the company identifies impaired loans by individual loan officers, normal management information data, the loan committee, the internal audit department, independent auditor and bank executors. The identification process excludes hemogenous loans such as pools of direct and indirect consumer loans, home equity loans and residential real estate loans and excludes loans that are under ninty days past due. Loans that are identified as impaired are evaluated on a loan by loan basis to determine the extent of their impairment. In addition, loans are placed on non-accrual status in the event of bankruptcy, reorganization or statutory default arising from non-compliance with the essential covenants of the loan agreement. Loans are charged off when there is a reasonable probability that all amounts due cannot be collected. Income on impaired and non-accrual loans is only recognized to the extent payments are received.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

     The Company reported net income of $655,000. for the six months ended June 30, 1996 compared to $586,000. for the six months ended June 30, 1995, representing a 11.77% increase. This increase was primarily the result of the increase in net interest income of $63,000. and decrease in all operating expenses net of other income of $6,000.

     Earnings per common share were $1.40 for the six months ended June   30,
1996 compared with $1.25 for the same period of 1995.

     Logan County Bancshares' annualized return on assets (ROA) for the   six
month period ended June 30, 1996 was 1.32% compared to 1.25% for the   six
month period ended June 30, 1995. Annualized return on shareholders'   equity
(ROE) was 12.15% and 11.65% at June 30, 1996 and 1995,   respectively.

NET INTEREST INCOME

     The most significant component of Logan County Bancshares' net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet composition, as well as by fluctuations in
market interest rates and maturities of sources and uses   of funds.

     Interest income amounted to $3,477,000. at June 30, 1996, an increase   of
$215,000. from June 30, 1995. Interest expense also increased $157,000., resulting in an overall increase of $58,000. or 2.90% in net interest income between June 30, 1996 and June 30, 1995.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

     The provision for loan losses represents charges to earnings   necessary to
maintain an adequate allowance for potential future loan   losses.  Management's
determination of the appropriate level of the allowance is based on an ongoing
analysis of credit quality and loss   potential in the loan portfolio, actual
loan loss experience relative to the size and characteristics of the loan portfolio, change in the composition and risk characteristics of the loan portfolio and the anticipated influence of national and local economic conditions. The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

     For the six month period ended June 30, 1996, the provision for loan losses decreased $5,000. to $20,000. or 20.00% compared to the same period ended June 30, 1995.

     The reserve for loan losses was $676,000. at June 30, 1996 compared to $630,000. at June 30, 1995. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.02% at June 30, 1996 and 1.03% at June 30, 1995.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

              SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                           (in thousands of dollars)

                                                     June 30,
                                              -----------------
                                               1996      1995
                                              ------    -------
Loans past due 90 or more days
   still accruing interest                       $485        $768
                                                ------    -------
Nonperforming assets:
   Nonaccruing loans                              801       1,395
   Other real estate owned                        179         183
                                               -------    -------
                                                 $980      $1,578
                                               =======    =======

NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the six month period ended June 30, 1996, noninterest income
totalled $415,000., representing an increase of   $79,000., or 23.51% from the
$336,000. recorded during the same period of   1995. This increase was primarily
due to increases in service fees.

     Logan County Bancshares intends to strive in the future to enhance   its
overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1996, the Company's noninterest expense totalled $1,468,000., remaining consistent with total noninterest expense for the six months ended June 30, 1995. Expressed as a percentage of assets, annualized noninterest expense was 2.95% at June 30, 1996, compared to 3.02% at Juen 30, 1995.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 52% of total noninterest expense at June 30, 1996 and 1995. Salaries and employee benefits increased $50,000., or 6.94% at June 30, 1996 compared to June 30, 1995. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' federal income tax expense, for the six month period ended June 30, 1996, reflected a $18,000. increase when compared to the same period of 1995. Income tax expense equalled 33.36% and 34.60% of income before taxes at June 30, 1996 and 1995, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.


Balance Sheet Data:

     Total assets grew by $4,642,000. between year end and June 30, 1996 to a balance of $99,361,000. The major component of this growth was an increase in Investment Securities of $4,608,000. and an increase in Net Loans of $2,080,000. The primary source of funds for this growth was an increase in deposits of $4,213,000., and net income of $655,000. and a decrease in Federal Funds Sold of $1,420,000. and cash and due from banks of $1,017,000. for the period.

Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At June 30, 1996, Federal Funds Sold amounted to $6,050,000. and securities maturing within one year amounted to $1,810,000. These are compared to the balances at June 30, 1995 of $8,385,000. in Federal Funds Sold and maturing Investment Securities of $2,562,000. due within one year.

     Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 1996 and 1995, banks have been faced with more volatile, interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation and merger, it has accumulated Retained Earnings of $8,293,000. and has a total Stockholders' Equity of $10,778,000. as of June 30, 1996; as compared to $7,574,000. of Retained Earnings and total Stockholders' equity of $10,059,000. at June 30, 1996.

     The equity capital was 10.85% and 10.76% of total assets at June 30, 1996 and 1995 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

Effects of Inflation:

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist almost entirely of monetary items. The low proportion of the Bank's net fixed assets to total assets reduces both the potential of inflated earnings resulting from understated depreciation charges and the potential significant understatement of asset values. However, inflation does have a considerable indirect impact on banks, including increased loan demand, as it becomes necessary for producers and consumers to acquire additional funds to maintain the same levels of consumption, inventories, and new investments. Inflation also frequently results in higher interest rates which can affect both yields on earning assets and rates paid on deposits and other interest-bearing liabilities.
------------
PART II. - OTHER INFORMATION

           NONE.
           ----

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOGAN COUNTY BANCSHARES, INC.
                                   -------------------------------------
                                             (Registrant)


Date ____________________________  _____________________________________
                                   Frank Oakley, President
                                   (Signature)


Date ____________________________  _____________________________________
                                   Eddie D. Canterbury, Exec. Vice Pres.
                                   (Signature)