Form 10-Q
period 1996-09-30
LOGAN COUNTY BANCSHARES INC
filed 1996-11-14
CIK 760327

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securtities Exchange ACt of 1934

For Quarter Ended         September 30, 1996
                  ------------------------------------------------------
Commission File Number        2-95114
                       -------------------------------------------------

                           LOGAN COUNTY BANCSHARES, INC.
-------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

                                 WEST VIRGINIA
-------------------------------------------------------------------------
   (State or other jurisdiction of incorporation or organization)

                                   55-0660015
--------------------------------------------------------------------------
                     (IRS Employer Identification Number)

P. O. BOX 597, LOGAN, WEST VIRGINIA                              25601
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                            (304) 752-1166
---------------------------------------------------------------------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ------    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer's classes of
common stock, as of the latest practicable date.    467,612
                                                 -------------

                         LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS:

                  Consolidated Statement of Condition As of September 30, 1996 and 1995 and December 31, 1995.

                  Consolidated Statement of Income for the Three Month Period Ended September 30, 1996 and 1995.

                  Consolidated Statement of Income for the Nine Month Period Ended September 30, 1996 and 1995

                  Consolidated Statement of Changes in Stockholders' Equity for the Nine Month Period Ended September 30, 1996 and 1995.

                  Consolidated Statement of Cash Flows for the Nine Month Period Ended September 30, 1996 and 1995.

                  Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

               LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Condition
              September 30, 1996 and 1995 and December 31, 1995
                                (In Thousands)

                                  ASSETS
                                  ------     September 30,       December 31,
                                          1996            1995       1995
                                          ----            ----   ------------
CASH AND DUE FROM BANKS                   $3,246          $2,934     $4,361

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                   10,744           6,883      5,797
     HELD TO MATURITY                      8,383          11,229     10,655

FEDERAL FUNDS SOLD                        11,860           7,085      7,470

LOANS:
     TOTAL LOANS                          69,435          62,816     64,347

           RESERVE FOR LOAN LOSSES           680             646        662
                                     -----------     -----------   --------
           NET LOANS                      68,755          62,170     63,685

BANK PREMISES AND EQUIPMENT                1,927           1,338      1,716

ACCRUED INTEREST AND OTHER ASSETS          1,286           1,132      1,035
                                     -----------     -----------   --------
                                        $106,201         $92,771    $94,719
                                     ===========     ===========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

DEPOSITS:
     DEMAND DEPOSITS                     $30,830         $25,760    $27,245
     SAVINGS DEPOSITS                     28,968          29,131     28,449
     TIME DEPOSITS                        34,667          26,959     28,023
                                     -----------     -----------   --------
           TOTAL DEPOSITS                 94,465          81,850     83,717

LONG-TERM BORROWINGS                           0               0          0

ACCRUED AND OTHER LIABILITIES                423             333         594

INCOME TAXES PAYABLE:
     CURRENT                                  60              86          14
     DEFERRED                                  0              54           2
                                     -----------     -----------    --------
           TOTAL LIABILITIES              94,948          82,323      84,327

STOCKHOLDERS' EQUITY:
     COMMON STOCK-$2.50 PAR VALUE;
      AUTHORIZED-520,000 SHARES;
      ISSUED & OUTSTANDING-509,612.        1,274           1,274       1,274
     SURPLUS                               2,071           2,071       2,071
     RETAINED EARNINGS                     8,768           7,963       7,907
     TREASURY STOCK                         (860)           (860)       (860)
                                     ------------    ------------   ---------
           TOTAL STOCKHOLDERS' EQUITY     11,253          10,448      10,392
                                     ------------    ------------   ---------
                                        $106,201         $92,771     $94,719
                                     ============    ============   =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Income
         For the Three Month Periods Ended September 30, 1996 and 1995
                              (In Thousands)

                                          1996              1995
                                          ----              ----
INTEREST INCOME:
     INTEREST ON LOANS                    $1,460            $1,312
     INTEREST ON INVESTMENTS                 320               263
     INTEREST ON FEDERAL FUNDS SOLD          120               121
                                         -------           -------
                                           1,900             1,696

INTEREST EXPENSE
     INTEREST ON DEPOSITS                    761               704
     OTHER INTEREST EXPENSE                    0                 0
                                         -------           -------
          NET INTEREST INCOME              1,139               992

PROVISION FOR LOAN LOSSES                     15                15
                                         -------           -------
          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES       1,124               977

OTHER INCOME:
     SERVICE FEES                            281               207
     OTHER OPERATING INCOME                   11                 8
                                         -------           -------
          TOTAL OTHER INCOME                 292               215

OTHER EXPENSES:
     SALARIES AND BENEFITS                   389               335
     EXPENSE OF BANK PREMISES AND
      EQUIPMENT                               80                85
     OTHER OPERATING EXPENSES                284               214
                                         -------           -------
          TOTAL OTHER EXPENSES               753               634


INCOME BEFORE INCOME TAXES                   663               558

FEDERAL INCOME TAXES                         227               179
                                         -------           -------
NET INCOME                                  $436              $379
                                         =======           =======
PER SHARE OF COMMON STOCK NET INCOME       $0.93             $0.81
                                         =======           =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
         For the Nine Month Period Ended September 30, 1996 and 1995
                                  (In Thousands)

                                             1996             1995
                                             ----             ----

INTEREST INCOME:
     INTEREST ON LOANS                       $4,173           $3,823
     INTEREST ON INVESTMENTS                    835              868
     INTEREST ON FEDERAL FUNDS SOLD             369              267
                                        ------------      ------------
                                              5,377            4,958

INTEREST EXPENSE:
     INTEREST ON DEPOSITS                     2,174            1,968
     OTHER INTEREST EXPENSE                       8                0
                                        -------------     ------------
          NET INTEREST INCOME                 3,195            2,990

PROVISION FOR LOAN LOSSES                        35               40
                                        -------------     -------------
          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES          3,160            2,950

OTHER INCOME:
     SERVICE FEES                               666              523
     OTHER OPERATING INCOME                      41               28
                                        -------------     -------------
          TOTAL OTHER INCOME                    707              551

OTHER EXPENSES:
     SALARIES AND BENEFITS                    1,159             1,055
     EXPENSE OF BANK PREMISES AND
      EQUIPMENT                                 241               249
     OTHER OPERATING EXPENSES                   821               743
                                        --------------    -------------
          TOTAL OTHER EXPENSES                2,221             2,047

INCOME BEFORE INCOME TAXES                    1,646             1,454

FEDERAL INCOME TAXES                            555               489
                                        -------------     -------------
     NET INCOME                              $1,091             5,965
                                        =============     ==============

PER SHARE OF COMMON STOCK NET INCOME          $2.33             $2.06
                                        =============     ==============

                       LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement in Changes in Stockholders' Equity
                For the Nine Month Periods Ended September 30, 1996 and 1995
                                          (In Thousands)



                                                                         Net Unrealized
                                                                         (losses) on
                               Common                     Retained       Available-for-           Treasury
                               Stock         Surplus      Earnings       Sale Securities           Stock           Total
                               -------       -------      --------       ---------------          ---------        -------

BALANCE - DECEMBER 31
      1995                      $1,274        $2,071        $7,986                 ($79)              ($860)       $10,392

CHANGE IN NET UNREALIZED
      HOLDING GAINS (LOSSES)
      ON AVAILABLE FOR-SALE
      SECURITIES                                                                    (19)                               (19)

DIVIDENDS ON COMMON STOCK
      @ 0.45 PER SHARE                                        (211)                                                   (211)

NET INCOME FOR THE SIX MONTHS
      ENDED JUNE 30, 1996            0            0          1,091                    0                   0          1,091
                               -------       -------        --------     ---------------          ---------        -------
                                $1,274       $2,071         $8,866                 ($98)              ($860)        $9,555
                               =======       =======        ========     ===============          =========        =======
BALANCE - DECEMBER 31
      1994                      $1,274       $2,071         $7,218                ($148)              ($860)        $9,555

CHANGE IN NET UNREALIZED
      HOLDING GAINS (LOSSES)
      ON AVAILABLE FOR-SALE
      SECURITIES                                                                    115                                115

DIVIDENDS ON COMMON STOCK
      @ $.40 PER SHARE              0             0           (187)                                                   (187)

NET INCOME FOR THE SIX MONTHS
      ENDED SEPTEMBER 30, 1995      0             0            965                    0                   0            965
                               -------       -------        --------     ---------------          ---------        -------
                                $1,274       $2,071         $7,996                  ($33)             ($860)       $10,448
                               =======       =======        ========     ===============          =========        =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SPETEMBER 30, 1996 AND 1995

                                                             1996        1995
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                             $   1,091     $   965
   ADJUSTMENT TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                             109          81
       SECURITY AMORTIZATION AND
         ACCREATION                                              10          21
       MARKET VALUE AMORTIZATION                                 (3)         (3)
       PROVISION FOR LOAN LOSSES                                 35          40
       (GAIN) LOSS ON SALE OF INVESTMENT
         SECURITIES                                                           0
       (INCREASE) DECREASE IN OTHER ASSETS                     (251)        (60)
       INCREASE (DECREASE) IN OTHER
         LIABILITIES                                           (127)       (135)
                                                          ----------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       864         911

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES
     AVAILABLE FOR SALE                                       1,000           0
   PROCEEDS FROM MATURITIES
     OF SECURITIES                                            4,000       3,250
   PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                                                (6,227)       (500)
   PURCHASE OF SECURITIES HELD TO MATURITY                   (1,491)          0
NET (INCREASE) DECREASE IN
  FEDERAL FUNDS SOLD                                         (4,390)     (3,765)
NET (INCREASE) DECREASE IN LOANS                             (5,088)     (2,773)
PROCEEDS FROM SALE OF ASSETS                                      0           0
PURCHASE OF BANK PREMISES AND EQUIPMENT                        (320)        (55)
                                                          ----------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   (12,516)     (3,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                          3,585        (374)
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                           519      (4,332)
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                            6,644       6,847
   DIVIDENDS PAID                                              (211)       (187)
   PROCEEDS FROM LONG-TERM BORROWINGS                           187           0
   REPAYMENT OF BORROWINGS                                     (187)          0
                                                          ----------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  10,537      1,954

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (1,115)      (978)

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                         4,361      3,912
                                                          ----------    --------

CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                          $    3,246    $ 2,934
                                                          ----------    --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                       September 30, 1996

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

3. In January 1995 the company adopted SFAS 114 and 118 for impaired loans. Under these statements the company identifies impaired loans by individual loan officers, normal management information data, the loan committee, the internal audit department, independent auditor and bank executors. The identification process excludes hemogenous loans such as pools of direct and indirect consumer loans, home equity loans and residential real estate loans and excludes loans that are under ninety days past due. Loans that are identified as impaired are evaluated on a loan by loan basis to determine the extent of their impairment. In addition, loans are placed on non-accrual status in the event of bankruptcy, reorganization or statutory default arising from non-compliance with the essential covenants of the loan agreement. Loans are charged off when there is a reasonable probability that all amounts due cannot be collected. Income on impaired and non-accrual loans is only recognized to the extent payments are received.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

The Company reported net income of $1,091,000. for the nine months ended September 30, 1996 compared to $965,000. for the nine months ended September 30, 1995, representing a 13.06% increase. This increase was primarily the result of the increase in net interest income of $210,000. which was offset by a increase in all operating expenses net of other income of $84,000.

Earnings per common share were $2.33 for the nine months ended September 30, 1996 compared with $2.06 for the same period of 1995.

Logan County Bancshares' annualized return on assets (ROA) for the nine month period ended September 30, 1996 was 1.37% compared to 1.38% for the nine month period ended September 30, 1995. Annualized return on shareholders' equity (ROE) was 13.19% and 12.31% at September 30, 1996 and 1995, respectively.

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

Interest income amount to $5,377,000. at September 30, 1996, an increase of $419,000. from September 30, 1995. Interest expense also increased $214,000., resulting in an overall increase of $205,000. or 6.86% in net interest income between September 30, 1996 and 1995.

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

For the nine month period ended September 30, 1996, the provision for loan losses decreased $5,000. to $35,000. or 12.50% compared to the same period ended September 30, 1995.

The reserve for loan losses was $680,000. at September 30, 1996 compared to $662,000. at September 30, 1995. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .98% at September 30, 1996 and 1.03% at September 30, 1995.

        SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                   (in thousands of dollars)


                                             September 30,
                                          --------------------
                                            1996       1995
                                          --------   ---------
Loans past due 90 or more days
   still accruing interest                  $1,063     $1,272
                                          --------   ---------

Nonperforming assets:
   Nonaccruing loans                           691      1,478
   Other real estate owned                     262        182
                                          --------   ---------
                                              $953     $1,660
                                          ========   =========

NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the nine month period ended September 30, 1996, noninterest income totalled $707,000., representing an increase of $156,000., or 28.31% from the $551,000. recorded during the same period of 1995. This increase was primarily due to increases in service fees.

     Loan County Bancshares intends to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1996, the Company's noninterest expense totalled $2,221,000., remaining consistent with total noninterest expense for the nine months ended September 30, 1995. Expressed as a percentage of assets, annualized noninterest expense was 2.09% at September 30, 1996, compared to 2.21% at September 30, 1995.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 52% of total noninterest expense at September 30, 1996 and 1995. Salaries and employee benefits increased $104,000., or 9.85% at September 30, 1996 compared to September 30, 1995. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' federal income tax expense, for the nine month period ended September 30, 1996, reflected a $66,000. increase when compared to the same period of 1995. Income tax expense equalled 33.72% and 33.63% of income before taxes at September 30, 1996 and 1995, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

     Total assets grew by $11,482,000. between year end and September 30, 1996 to a balance of $106,201,000. The major component of this growth was an increase in Investment Securities of $2,718,000., an increase in Net Loans of $5,088,000., and an increase of $4,390,000. in Federal Funds sold. The primary source of funds for this growth was an increase in deposits of $10,748,000., and net income of $1,091,000. and a decrease in cash due from banks of $1,115,000. for the period.

Liquidity:
     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At September 30, 1996, Federal Funds Sold amounted to $11,860,000. and securities maturing within one year amounted to $6,385,000. These are compared to the balances at September 30, 1995 of $7,470,000. in Federal Funds Sold and maturing Investment Securities of $5,010,000. due within one year.

     Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $100,000. are considered the most stable and least expensive source of funds. During 1996 and 1995, banks have been faced with more volatile, interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation and merger, it has accumulated Retained Earnings of $8,768,000, and has a total Stockholders' Equity of $11,253,000. as of September 30, 1996; as compared to $7,963,000. of Retained Earnings and total Stockholders' equity of $10,448,000. at September 30, 1996.

     The equity capital was 10.60% and 11.26% of total assets at September 30, 1996 and 1995 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guidelines and has not been advised by any regulatory agency of any minimum capital requirement.

Effects of Inflation:

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist almost entirely of monetary items. The low proportion of the Bank's net fixed assets to total assets reduces both the potential of inflated earnings resulting from understated depreciation charges and the potential significant understatement of asset values. However, inflation does have a considerable indirect impact on banks, including increased loan demand, as it becomes necessary for producers and consumers to acquire additional funds to maintain the same levels of consumption, inventories, and new investments. Inflation also frequently results in higher interest rates which can affect both yields on earning assets and rates paid on deposits and other interest-bearing liabilities.
---------------------

PART II. - OTHER INFORMATION

           NONE.
           ----

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LOGAN COUNTY BANCSHARES, INC.
                                        ------------------------------------

                                                 (Registrant)



Date _________________________________  ____________________________________
                                        Frank Oakley, President
                                        (Signature)



Date _________________________________  _____________________________________
                                        Eddie D. Canterbury, Exec. Vice Pres.
                                        (Signature)