Form 10KSB
period 1996-12-31
LOGAN COUNTY BANCSHARES INC
filed 1997-03-31
CIK 760327

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
                Annual Report Persuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

    For the calendar year ended December 31, 1996 Commission File No.2-95114

                            -----------------------

                         LOGAN COUNTY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           West Virginia                          55-0660015
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

    P.O. Box 597 Logan, WV                              25601
    (Address of principal executive offices)          (Zip Code)

    Registrant's Telephone Number, including area code: (304) 752-2080

    Securities Registered Pursuant To Section 12(b) of The Act:

                                      NONE

                                          Name of each exchange
 Title of Each Class                      on which registered

    Securities Registered Pursuant to Section 12(g) of The Act:

                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                  Class Outstanding at March 23, 1996

     Common Stock ($2.50 Par Value)                  467,612 Shares

    State the aggregate market value of the voting stock held by non-affiliates of the registrant.

AGGREGATE MARKET VALUE OF VOTING STOCK                BASED ON LAST TRADE PRICE

            $11,222,688                                         $24.00

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (NONE)

                         LOGAN COUNTY BANCSHARES, INC.

                                   FORM 10--K

                                     INDEX

                                                            PAGE
                                                            -----
ITEM 1 --  Business                                           3--5
ITEM 2 --  Properties                                          6
ITEM 3 --  Legal Proceedings                                   6
ITEM 4 --  Submission of Matters to a Vote of Security
           Holders Holders                                     6
ITEM 5 --  Market for the Registrant's common Stock
           Registrant's Common Stock and Related Security
           Holder Matters                                      7
ITEM  6 -- Selected Financial Data                             8
ITEM  7 -- Management's Discussion and Analysis               9--27
ITEM  8 -- Financial Statements and Supplemental Data         28--51
ITEM  9 -- Disagreements on Accounting and Financial
           Disclosures                                          52
ITEM 10 -- Directors and Executive Officers of the
           Registrant                                           52
ITEM 11 -- Executive Compensation                               53
ITEM 12 -- Security Ownership of Certain Beneficial Owners
           and Management                                       53
ITEM 13 -- Certain Relationships and Related Transactions       53
ITEM 14 -- Exhibits, Financial Statement Schedules and
           Reports on Form 8K                                   53
PROXY MATERIALS                                                54--60
SIGNATURES                                                       61

                                ITEM 1--BUSINESS

                         LOGAN COUNTY BANCSHARES, INC.

    Logan County BancShares, Inc. is a bank holding company which was organized under the laws of the State of West Virginia in 1985. On May 17, 1985, the Corporation acquired all the outstanding capital stock of Logan Bank & Trust Company (LB&T) and also all of the outstanding stock of Bank of Chapmanville
(BC). Both of these subsidiaries are banking corporations organized under the laws of the State of West Virginia. On May 28, 1996, the subsidiary banks; Logan Bank & Trust Company and Bank of Chapmanville entered into a merger agreement whereby they would be merged into Logan Bank & Trust Company. The merger was completed after proper regulatory approval and was accounted for under the pooling of interest method of accounting.

    Logan Bank & Trust Company was organized in 1963, and still operates at its original location at the corner of Washington and Main Streets in Logan, West Virginia. The Company also has a separate drive-up facility and mini-bank also located on Washington Street in Logan, and in early February 1996 opened a new full-service branch in the Man area. In November 1996, the bank acquired a branch facility from another financial institution located at Harts, West Virginia. The facility at Route 10 North, Harts, is operated as a full service branch of the bank. Logan Bank & Trust Company is a member of the Federal Reserve System and deposits are insured persuant to the Federal Deposit Insurance Act.

    Logan Bank & Trust Company provides a complete range of retail banking services to individuals and small and medium size businesses. Their services include checking, savings, NOW, Super NOW, and money market deposit accounts, business loans, individual loans, mortgage loans, home equity loans, loans for education, health and similar situations, other consumer-oriented financial services including safety deposit box accounts, IRA accounts and night depository. The Company also operates several automatic teller machines at two strategic locations in Logan County which provide 24-hour working services to customers of Logan Bank & Trust Company. The Company is a member of the Cirrus ATM network which has over 100 locations in West Virginia and more than 10,000 locations in 47 states.

    Logan Bank & Trust Company provides depository lending and related financial services to commercial, retail, industrial, financial and governmental customers. The lending function includes short and medium term loans of revolving credit arrangements, letters of credit, inventory and accounts receivable financing and real estate construction lending. The Company also offers a discount investment brokerage service through a sub-contract arrangement with a larger financial institution.

    The Chapmanville Bank of LB&T bank has one location situated on Railroad Avenue in Chapmanville, West Virginia.

    This facility also provides a complete range of retail banking services to individuals and small and medium sized businesses. These services include checking, savings, NOW, Super NOW, and Money Market Account deposits. Business loans, individual loans, mortgage loans, home equity loans, loans for education, health and similar situations are provided as well. In addition, the Bank offers consumer oriented financial services such as IRA accounts, night depository, safety deposit boxes and other banking related services.
                                       3

LOGAN BANK & TRUST COMPANY, CONTINUED...

    The branch also provides depository, lending and related financial services to commercial, retail, industrial, financial and governmental customers. The lending function includes short and medium-term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, and real estate construction lending as do all the branches of Logan Bank & Trust Company.

                                  COMPETITION

    Vigorous competition exists in the market area of Logan County BancShares, Inc. In addition to the three other banks located within the market area, the location is in a relatively close proximity to two population centers of the State. There is also competition for deposits and related financial services from non-bank institutions such as savings and loans, insurance companies and brokerage firms, all of which are active in the area. Loans are provided by those instutitions as well in addition to the finance companies. Since the Bank Holding company Act, passed by the West Virginia Legislature in 1982, local banks have been joining bank holding companies around the State. Of the five banks located in Logan County, only one is a unit bank. The other four are members of various multi-bank holding companies. Logan County BancShares, Inc. has been able to compete effectively within the county by having one institution located in the county seat (Logan Bank & Trust Company), and the other institution is located in the high-growth area of the county (Bank of Chapmanville). Also, to stimulate growth, Logan County BancShares, Inc. is the only bank holding company owned and controlled from within the county.

                           SUPERVISION AND REGULATION

    The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the Act) and is registered as such with the Board of Governors of the Federal Reserve System (the Reserve Board). As a bank holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the corporation. In addition, the Federal Reserve Board has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt.

    The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the State in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the State in which the bank acquired is located. The Act and regulations of the Federal Reserve Board also prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

    Logan Bank & Trust Company and Bank of Chapmanville are insured banks organized under the Banking Law of the State of West Virginia and are members of the Federal Reserve System. Accordingly, their operations are subject to Federal and State laws applicable to commercial banks with trust powers and to regulation by the Commissioner of Banking and the West Virginia State Banking Commissioner, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Among other restrictions, the West Virginia Banking laws state that banks organized thereunder may pay dividends only out of undivided profits. Under the Federal Reserve Act, the approval of the Federal Reserve Board is required for dividends declared by a state member bank which in any year exceeds the net profits of such bank for that year, as defined, combined with retained net profits for the two preceeding years.

               GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

    The earnings and growth of the banking industry and of Logan Bank & Trust company and Bank of Chapmanville are affected by the credit policies of monetary authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in the U. S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

    In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve system, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation, Logan Bank & Trust Company and the Bank of Chapmanville.

                               FOREIGN OPERATIONS

            The corporation and subsidiaries have no foreign operations.

                                EXECUTIVE OFFICERS

    For information concerning the Executive Officers of the Corpora-tion, please see Item 10.

                               ITEM 2--PROPERTIES

    The principal offices of the corporation are shared with those of Logan Bank & Trust Company and are situated in Logan, West Virginia. This building, a two-story bank and office building, is owned by Logan Bank & Trust company, as is a mini-bank and drive-up facility which is located near-by. In addition, a one-story office and bank building is located on Railroad Avenue in Chapmanville, West Virginia. During 1996 the Bank opened two other branch facilities in West Virginia. Both are one-story office and bank buildings located at Rt. 10, South Man, West Virginia and Rt.10 North at Harts, West Virginia.

                           ITEM 3--LEGAL PROCEEDINGS

    There are no legal actions or proceedings pending to which the Corporation, or its subsidiaries, are a party

          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                 ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

    The shares of Logan County BancShares, Inc. are infrequently traded in the over-the-counter and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange. Management is not aware of any security dealer which makes a market in the stock; therefore, no active trading market should be deemed to exist.

    The sales price for Logan County BancShares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Logan keeps no records of sales prices paid for Logan stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 1996 and 1995 to be as follows:

                                      FIRST        SECOND      THIRD       FOURTH
SALES PRICE:                         QUARTER      QUARTER     QUARTER      QUARTER
-------------                      -----------  ----------  ----------   ----------
1996 Common Stock                  $  24-$25    $  24-$25   $  25-$30    $  25-$30
1995 Common Stock                  $  24-$25    $  24-$25   $  24-$25    $  24-$25


PER SHARE DIVIDENDS DECLARED:
-----------------------------
1996 Common Stock                      $0.00       $0.45       $0.00        $0.70
1995 Common Stock                      $0.00       $0.40       $0.00        $0.55

                        ITEM 6--SELECTED FINANCIAL DATA

                         LOGAN COUNTY BANCSHARES, INC.

                           (In Thousands of Dollars)

YEAR ENDED DECEMBER 31:                                        1996       1995       1994       1993       1992
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Total Interest Revenue.....................................  $   7,359  $   6,664  $   6,040  $   5,639  $   6,194
Total Interest Expense.....................................      2,988      2,687      2,243      2,225      2,729
                                                             ---------  ---------  ---------  ---------  ---------
Net Interest Revenue.......................................      4,371      3,977      3,797      3,414      3,465
Provision for Possible Loan Losses.........................         40         59        271        383        292
                                                             ---------  ---------  ---------  ---------  ---------
Net Interest Revenue After Provision for Possible Loan
  Losses...................................................      4,331      3,918      3,526      3,031      3,173
Other Operating Revenue....................................      1,000        731        529        969        451
Other Operating Expense....................................     (3,026)    (2,794)    (2,690)    (2,724)    (2,726)
                                                             ---------  ---------  ---------  ---------  ---------
Income Before Income Taxes.................................      2,305      1,855      1,365      1,276        898
Income Taxes...............................................        767        643        300        462       (288)
                                                             ---------  ---------  ---------  ---------  ---------
Net Income.................................................  $   1,538  $   1,212  $   1,065  $     814  $     610
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Per Common Share:
Net Income.................................................  $    3.29  $    2.59  $    2.28  $    1.74  $    1.30
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Cash Dividends Declared....................................  $    1.15  $    0.95  $    0.70  $   0.655  $    0.60
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
At December 31:
Total Loans................................................  $  70,872  $  63,685  $  59,437  $  52,485  $  48,519
Total Assets...............................................    107,380     94,719     89,872     82,052     81,345
Total Deposits.............................................     95,233     83,717     79,709     77,388     72,173
Long-Term Debt.............................................          0          0          0          0        100
Total Shareholders' Equity.................................     11,415     10,391      9,555      8,986      8,478
Selected Ratios:
Rate of Return on on Average:
Total Assets...............................................       1.52%      1.32%      1.20%      0.98%      0.75%
Shareholders' Equity.......................................      14.00%     11.98%     11.38%      9.20%      7.34%
Tier 1 Capital to Total Assets at Year End.................      10.89%     10.90%     11.47%     11.58%     10.95%
Average Total Share-holders' Equity to Average total
  Assets...................................................      10.88%     10.99%     10.58%     10.69%     10.26%
Common Dividend Payout Ratio...............................      34.95%     36.66%     30.76%     36.68%     46.15%
Nonaccrual and Re-structured business Loans as a Percentage
  of Total Loans...........................................       0.96%      2.64%      2.70%      4.34%      2.18%

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  Logan County BancShares, Inc. and Subsidiary
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

    The Management's Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiaries. Included are (a) the results of operations for 1996 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital. The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations. The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

    To assist in understanding and evaluating major changes in Logan County BancShares, Inc.'s financial position and results of operations, this discussion emphasizes a comparison of the years 1996 to 1995, 1995 to 1994, and 1994 to 1993, and also presents five year information in instances where appropriate. This discussion should be read concurrently with the audited financial statements including notes to those statements.

    The following definitions apply to terms used in this report:

    AVERAGE BALANCES: All balances have been computed on the basis of monthly averages.

    NET INTEREST INCOME: Interest and related fee income on earning assets, reduced by total interest paid on interest bearing deposits and borrowed funds. This net amount, when divided by average earning asset balances becomes net interest margin.

    NET NON-INTEREST EXPENSE: Non-interest expenses reduced by the amount of non-interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds. At December 31, 1996, and 1995, the funds available within one year from investments and loans were $29,962,000. and $20,776,000.

    Logan County BancShares, Inc.'s deposit mix has increased by $11,515,000. in 1996, and $4,008,000. in 1995 and by $7,390,000. in 1994. The increase in 1996 was across the deposit mix which points to a slight upturn in the overall economy in the area. Time deposits represented the major growth in the deposit mix. They increased by $8,619,000., $7,911,000. and $3,120,000. respectively in 1996, 1995 and 1994. The shift in 1996 and 1995 was from Savings accounts into Time deposits due to the Banks' promotional activities; offering competitive interest rates for short-term and long-term CD's. Demand deposits contributed to the growth in the deposit mix by increasing $785,000. in 1996, $1,111,000. in 1995 and $4,317,000. in 1994. Savings increased $2,111,000. in 1996 after decreasing $5,014,000. in 1995 and $45,000. in 1994. These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate. At December 31, 1996 and 1995, 29.43% and 32.54% of the total deposits were in demand deposits, while 32.03% and 33.98% were in savings and 38.48% and 25.23% were in time deposits, respectively. The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

                   Logan County BancShares, Inc. and Subsidiary
                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

    During 1996, 1995 and 1994, banks have been faced with a highly competitive atmosphere in the sense of maintaining a continuity of growth. Logan County BancShares, Inc. has performed reasonably well considering the economic outlook of the market area. The merger of Bank of Chapmanville into Logan Bank & Trust Company enabled the Company to capture a sizeable portion of the market for deposits in the fastest growing area of Logan County, West Virginia. Also, with the addition of the Man Branch of Logan Bank & Trust and Harts Bank of Logan Bank & Trust in 1996, the company has expanded its current market. See Table I. for a five-year summary of financial data.

    Capital planning is essentially the management process that allocates capital resources in a manner that generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable. Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather than the high-risk, high-exposure techniques. As noted in Table I. the ratio of net income to average assets was 1.52%, 1.32%, and 1.20%, for the years ended December 31, 1996, 1995 and 1994, respectively. Through the periods presented, management has allocated new funds into the higher-yielding loans and holding the investment securities nearly constant. Although the improvement in the local economy had been at a slow pace through 1994 in 1995 and 1996 overall loan demand and deposit growth show a marked increase.

    Table I. represents a summary of financial data for the previous five years.

                   Logan County BancShares, Inc. and Subsidiary
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


             TABLE I.--SUMMARY OF FINANCIAL DATA FOR FIVE YEARS
                           (In thousands of dollars)

                                                               1996       1995       1994       1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
Year End Balances:
  Total Assets............................................  $  107,380  $  94,719  $  89,871  $  82,052  $  81,345
  Total Earning Assets....................................      99,542     91,968     84,025     77,388     74,717
  Total Deposits..........................................      95,233     83,717     79,709     72,319     72,174
  Stockholders' Equity....................................      11,415     10,391      9,555      8,986      8,478

Income for the Year:
  Total Interest Income...................................       7,359      6,664      6,040      5,639      6,194
  Total Interest Expense..................................       2,988      2,686      2,243      2,225      2,729
  Net Interest Income.....................................       4,371      3,978      3,797      3,414      3,465
  Provision for Loan Losses...............................          40         59        271        383        292
  Non-Interest Income.....................................       1,000        731        529        969        451
  Non-interest expense....................................       3,793      3,438      2,990      3,186      3,014
  Net Income..............................................       1,538      1,212      1,065        814        610

Per Share Data Net Income.................................        3.29       2.59       2.28       1.74       1.30
  Stockholders' Equity....................................       24.41      22.22      20.43      19.22      18.13
  Cash Dividends..........................................        1.15      0.950      0.700      0.655      0.600

Key Ratios
 Net Income To:
  Average Assets..........................................        1.52%      1.32%      1.20%      0.98%      0.75%
  Average Stockholders' Equity............................       14.00%     11.98%     11.38%      9.20%      7.34%
 Average Stockholders' Equity to Average
  Assets..................................................       10.88%     10.99%     10.58%     10.69%     10.26%

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

TABLE II.-- RATE ANALYSIS OF INTEREST EARNING ASSETS AND INTEREST BEARING
           LIABILITIES
          (IN THOUSANDS OF DOLLARS)

                                       1996                                   1995
                       -------------------------------------  -------------------------------------
                         AVERAGE      INCOME       AVERAGE      AVERAGE      INCOME       AVERAGE
                         BALANCE     (EXPENSE)      YIELD       BALANCE     (EXPENSE)      YIELD
                       -----------  -----------  -----------  -----------  -----------  -----------
EARNING ASSETS:
  Loans
  (Net of Reserves &
    Discounts):
    Commercial.......   $  28,476    $   2,493         8.75%   $  25,389    $   2,182         8.59%
    Real Estate......      31,897        2,681         8.41%      30,108        2,466         8.19%
    Consumer.........       5,521          525         9.51%       5,650          517         9.15%
                       -----------  -----------       -----   -----------  -----------       -----
      Total Net
        Loans........      65,894        5,699         8.65%      61,147        5,165         8.45%
                       -----------  -----------       -----   -----------  -----------       -----

  Investment
    Securities:
    Taxable..........       8,337          567         6.80%      12,244          667         5.45%
    Non-Taxable......          95           12        12.63%         175           20        11.43%
    Available for
      Sale...........      10,206          559         5.48%       6,360          430         6.76%
                       -----------  -----------       -----   -----------  -----------       -----
      Total
        Investment
        Securities...      18,638        1,138         6.11%      18,779        1,117         5.95%
                       -----------  -----------       -----   -----------  -----------       -----
  Federal Funds Sold
    & Securities
    Securities
    Purchased Under
    Option to
    Resell...........       9,827          525         5.34%       6,693          389         5.81%
                       -----------  -----------       -----   -----------  -----------       -----
      Total Earning
        Assets.......   $  94,359    $   7,362         7.80%   $  86,619    $   6,671         7.70%
                       -----------  -----------       -----   -----------  -----------       -----
                       -----------  -----------       -----   -----------  -----------       -----
  Interest Bearing
    Liabilities
    Savings &
      Interest
      Bearing
      Demand.........   $  46,952    $   1,286         2.74%   $  46,936    $   1,366         2.91%
    Time Deposits....      31,006        1,694         5.46%      25,352        1,320         5.21%
                       -----------  -----------       -----   -----------  -----------       -----
      Total Interest
        Bearing
       Liabilities...   $  77,958    $   2,980         3.82%   $  72,288    $   2,686         3.72%
                       -----------  -----------       -----   -----------  -----------       -----
                       -----------  -----------       -----   -----------  -----------


                                            1994
                         --------------------------------------
                           AVERAGE      INCOME       AVERAGE
                           BALANCE     (EXPENSE)      YIELD
                         -----------  -----------   ---------

EARNING ASSETS:
  Loans
  (Net of Reserves &
    Discounts):           $  24,275    $   1,909       7.86%
    Commercial.......        27,351        2,236       8.18%
    Real Estate......         5,579          510       9.14%
    Consumer.........    -----------  -----------     -----

      Total Net              57,205        4,655       8.14%
        Loans........    -----------  -----------      -----

  Investment
    Securities:
    Taxable..........        14,658          847       5.78%
    Non-Taxable......           180           13       7.22%
    Available for
      Sale...........         5,011          271       5.41%
                         -----------  -----------      -----
      Total
        Investment
        Securities...        19,849        1,131       5.70%
                         -----------  -----------      -----
  Federal Funds Sold
    & Securities
    Securities
    Purchased Under
    Option to
    Resell...........         5,942          253       4.26%
                         -----------  -----------      -----
      Total Earning
        Assets.......     $  82,996    $   6,039       7.28%
                         -----------  -----------      ----
                         -----------  -----------      ----
  Interest Bearing
    Liabilities
    Savings &
      Interest
      Bearing
      Demand.........        50,987        1,546        3.03%
    Time Deposits....        17,556          697        3.97%
                         -----------  -----------       -----
      Total Interest
        Bearing
       Liabilities...     $  68,543    $   2,243        3.27%
                         -----------  -----------       -----
                         -----------  -----------       -----

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

TABLE III.-- VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE
          (IN THOUSANDS OF DOLLARS)

                                                                                                  1996 VS. 1995
                                                                                        ---------------------------------
                                                           INTEREST INCOME EXPENSE          INCREASE (DECREASE) DUE TO
                                                                                                     CHANGE IN
                                                       -------------------------------  ---------------------------------
                                                         1996       1995       1994       VOLUME       RATE       TOTAL
                                                       ---------  ---------  ---------  -----------  ---------  ---------
INTEREST INCOME ON
  EARNING ASSETS:
  LOANS:
    Commercial.......................................  $   2,493  $   2,182  $   1,909   $     265   $      46  $     311
    Real Estate......................................      2,681      2,466      2,236         145          70        215
    Consumer.........................................        525        517        510         (12)         20          8
                                                       ---------  ---------  ---------       -----   ---------  ---------
      Total Loans....................................      5,699      5,165      4,655         398         136        534
                                                       ---------  ---------  ---------       -----   ---------  ---------

  SECURITIES:
    Taxable..........................................        567        667        847        (213)        113       (100)
    Tax Exempt.......................................          9         13         13          (4)          0         (4)
    Available for Sale...............................        559        430        271         259        (130)       129
                                                       ---------  ---------  ---------       -----   ---------  ---------
      Total Securities...............................      1,135      1,110      1,131          42         (17)        25
                                                       ---------  ---------  ---------       -----   ---------  ---------

  FEDERAL FUNDS SOLD AND SECURITIES PURCHASED:
    Under Agreement to Resell........................        525        388        253         183         (46)       137
                                                       ---------  ---------  ---------       -----   ---------  ---------
TOTAL INTEREST INCOME ON EARNING ASSETS..............      7,359      6,663      6,039         623          73        696
                                                       ---------  ---------  ---------       -----   ---------  ---------

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
    Savings and Interest Bearing Demand Deposits.....      1,286      1,366      1,546           0         (80)       (80)
    Time Deposits....................................      1,694      1,320        697         296          78        374
                                                       ---------  ---------  ---------       -----   ---------  ---------
      TOTAL INTEREST EXPENSE INTEREST BEARING
        LIABILITIES..................................      2,980      2,686      2,243         296          (2)       294
                                                       ---------  ---------  ---------       -----   ---------  ---------

    NET INTEREST INCOME..............................  $   4,379  $   3,977  $   3,796   $     327   $      75  $     402
                                                       ---------  ---------  ---------       -----   ---------  ---------
                                                       ---------  ---------  ---------       -----   ---------  ---------


                                                                 1995 VS. 1994
                                                       ---------------------------------
                                                          INCREASE (DECREASE) DUE TO
                                                                   CHANGE IN
                                                       ---------------------------------
                                                         VOLUME       RATE       TOTAL
                                                       -----------  ---------  ---------
INTEREST INCOME ON
  EARNING ASSETS:
  LOANS:
    Commercial.......................................   $      88   $     185  $     273
    Real Estate......................................         226           4        230
    Consumer.........................................           6           1          7
                                                              ---   ---------  ---------
      Total Loans....................................         320         190        510
                                                              ---   ---------  ---------
SECURITIES:
    Taxable..........................................        (140)        (40)      (180)
    Tax Exempt.......................................           0           0          0
    Available for Sale...............................          73          86        159
                                                              ---   ---------  ---------
      Total Securities...............................         (67)         46        (21)
                                                              ---   ---------  ---------
FEDERAL FUNDS SOLD AND SECURITIES PURCHASED:
    Under Agreement to Resell........................         104          31        135
                                                              ---   ---------  ---------
TOTAL INTEREST INCOME ON EARNING ASSETS..............         357         267        624
                                                              ---   ---------  ---------
INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
    Savings and Interest Bearing Demand Deposits.....        (123)        (57)      (180)
    Time Deposits....................................         310         313        623
                                                              ---   ---------  ---------
      TOTAL INTEREST EXPENSE INTEREST BEARING
        LIABILITIES..................................         187         256        443
                                                              ---   ---------  ---------
    NET INTEREST INCOME..............................   $     170   $      11  $     181
                                                              ---   ---------  ---------
                                                              ---   ---------  ---------

                  LOGAN COUNTY BANCSHARS, INC. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

                                 LOAN PORTFOLIO

    The loan portfolio of Logan County BancShares, Inc. continues to represent the largest component of earning assets. Loan activity has continued to increase due to the Bank's emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 27.34% of the total loans due within one year. Further, the company has 15.18% of the loan portfolio in floating rates loans.

TABLE IV--REMAINING MATURITIES OF LOANS AT DECEMBER 31, 199]6
  (IN THOUSANDS OF DOLLARS)

                                                     COMMERCIAL,
                                                    FINANCIAL AND     REAL ESTATE
                                                     AGRICULTURAL      MORTGAGES       INSTALLMENTS       TOTAL
                                                   ----------------  --------------  -----------------  ---------
MATURITIES
Due Within One Year..............................     $   13,445       $    4,658        $   1,510         19,613
Due One to Five Years............................         10,663           11,611            3,111         25,385
Due After Five Years.............................          6,866           17,831            2,028         26,725
                                                         -------          -------           ------      ---------
    Total Loans..................................     $   30,974       $   34,100        $   6,649      $  71,723
                                                         -------          -------           ------      ---------
                                                         -------          -------           ------      ---------
Due After One Year at Fixed Rate.................     $   14,900       $   25,026        $   4,368      $  44,294
Due After One Year at Floating Rate..............          8,376            1,002                0          9,378
                                                         -------          -------           ------      ---------
    Total Loans Due After One Year...............     $   23,276       $   26,028        $   4,368      $  53,672
                                                         -------          -------           ------      ---------
                                                         -------          -------           ------      ---------

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                          LOAN LOSSES AND CREDIT RISKS

    The allowance for loan losses is established by charging expenses at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance. The amount of the provision is based on past loan loss experience, management's evaluation of the loan portfolio under current economic conditions, and such other factors as in management's best judgement deserve current recognition in estimating loan losses. Tables V. and VI. represent a summary of loan loss experience for the years 1996, 1995, 1994, 1993 and 1992.

TABLE V.--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                  YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                   1996         1995       1994       1993        1992
                                                                   ---------  ---------  ---------  ---------  ----------
Amount of Loans Outstanding at End of Period.....................  $  70,872  $  63,685  $  59,437  $  52,485  $   48,519
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Monthly Average Amount of Loans..................................  $  65,894  $  61,147  $  57,205  $  48,541  $   47,522
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Balance of Allowance for Possible Loan Losses at Beginning of
  Period.........................................................  $     662  $     606  $     516  $     430  $      430
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Loans Charged Off:
  Commercial.....................................................  $       3  $       0  $      72  $     293  $      173
  Real Estate....................................................         17          0          0         24         115
  Consumer.......................................................          5          8        111         24          13
                                                                   ---------  ---------  ---------  ---------  ----------
Total Loans Charged Off..........................................         25          8        183        341         301
                                                                   ---------  ---------  ---------  ---------  ----------
Recoveries of Loans Previously Charged Off:
  Commercial.....................................................          0          0          0         43           7
  Real Estate....................................................          1          0          0          0           0
  Consumer.......................................................          3          5          2          2           2
                                                                   ---------  ---------  ---------  ---------  ----------
Total Recoveries.................................................          4          5          2         45           9
                                                                   ---------  ---------  ---------  ---------  ----------
Net Loans Charged Off:...........................................         21          3        181        296         292
                                                                   ---------  ---------  ---------  ---------  ----------
Additions to Allowance:
  Charged to Expense.............................................         40         59        271        382         292
                                                                   ---------  ---------  ---------  ---------  ----------
Balance at End of Period{ul                                        $     681  $     662  $     606  $     516  $      430
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Ratio of Net Charge-Offs During Period to Average Loans..........      0.003%     0.005%     0.316%     0.610%      0.614%
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------

                 Logan County BancShares, Inc. and Subsidiary
              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

            TABLE VI.--ALLOCATION OF ALLOWANCE FOR LOAN TABLE VI.--
                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                DECEMBER 31, 1996             DECEMBER 31, 1995             DECEMBER 31, 1994             DECEMBER 31, 1993
           ----------------------------  ----------------------------  ----------------------------  ----------------------------
                             % OF                          % OF                          % OF                          % OF
                          OUTSTANDING                   OUTSTANDING                   OUTSTANDING                   OUTSTANDING
                             LOAN                          LOAN                          LOAN                          LOAN
            ALLOWANCE       BALANCE       ALLOWANCE       BALANCE       ALLOWANCE       BALANCE       ALLOWANCE       BALANCE
           -----------  ---------------  -----------  ---------------  -----------  ---------------  -----------  ---------------
Commercial..  $   435           1.41%     $     423           1.51%     $     358           1.47%     $     324           1.33%
Real
 Estate..         141           0.41%           137           0.44%           140           0.46%           140           0.60%
Consumer..        105           1.58%           102           1.85%           108           1.93%            52           0.97%
                -----            ---          -----            ---          -----            ---          -----            ---
Total....     $   681           0.95%     $     662           1.03%     $     606           1.01%     $     516           0.97%
                -----            ---          -----            ---          -----            ---          -----            ---
                -----            ---          -----            ---          -----            ---          -----            ---

                DECEMBER 31, 1992
           ----------------------------
                             % OF
                          OUTSTANDING
                             LOAN
            ALLOWANCE       BALANCE
           -----------  ---------------
Commercial  $     246           1.05%
Real
 Estate..         137           0.70%
Consumer.          47           0.83%
                -----            ---
Total....   $     430           0.88%
                -----            ---
                -----            ---

                 Logan County BancShares, Inc. and Subsidiary
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

            CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS

    Non-performing assets consist of (a) loans not accruing interest any longer due to doubts about future collectability, (b) loans more than ninety days past due for the last principal or interest payment, and (c) other real estate owned by the Bank taken originally as loan collateral. Table VII. provides a five-year summary of the components involved in non-performing assets as of year end.

    Loans are determined to be nonaccruing when it has been determined that the ability of the Bank to collect the unpaid balance of such loans is highly unlikely due to the financial position of the borrower and general economic conditions. The determination of such classification is made by bank management on a case-by-case basis for problem loans. Generally, a review of each loan ninety days or more past due is made monthly and such loans deemed uncollectable become classified as nonaccrual.

    Loans are determined to be ninety days delinquent when such a period of time has elapsed since the last payment of principal or interest was made. At such a time, consideration as to whether to classify the loan as nonaccruing is made. However, until such classification is made, interest will continue to be accrued.

    Other real estate consists of real property that the Bank originally took as collateral for loans but has since acquired title to when the borrowers defaulted and the Bank bid on the property in question at public auction.

    TABLE VII.--CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS
                         (In Thousands of Dollars)



                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
Commercial Loans...........................................  $  30,974  $  27,977  $  24,312  $  24,288  $  23,742
Real Estate Loans..........................................     34,100     30,848     30,122     23,343     19,561
Consumer Loans.............................................      6,649      5,522      5,609      5,369      5,646
                                                             ---------  ---------  ---------  ---------  ---------
Subtotal...................................................     71,723     64,347     60,043     53,000     48,949
Less: Unearned Income......................................        170          0          0          0          0
                                                             ---------  ---------  ---------  ---------  ---------
Subtotal...................................................     71,553     64,347     60,043     53,000     48,949
Less: Reserve for Loan Losses..............................       Loan
Losses.....................................................        681        662        606        516        430
                                                             ---------  ---------  ---------  ---------  ---------
Net Loans..................................................  $  70,872  $  63,685  $  59,437  $  52,484  $  48,519
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Non-Performing Assets
 Non-Accruing Loans........................................  $     687  $   1,700  $   1,620  $   2,279  $   1,057
 Loans Past Due 90 Days....................................        739      1,614        491        331        715
 Other Real Estate Owned...................................        260        181        186        227        280
                                                             ---------  ---------  ---------  ---------  ---------
Total Non-Performing Assets................................  $   1,686  $   3,495  $   2,297  $   2,837  $   2,052
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                      Logan County BancShares, Inc. and Subsidiary
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITIONS AND RESULTS OF OPERATIONS

                                   SECURITIES

    The securities portfolio of Logan County BancShares, Inc. is the second largest area of resource allocation. Investments provide liquidity and serve as a hedge offsetting the increased sensitivity of deposits caused by deregulation. Until 1981, the Bank had been developing a large portfolio of tax-exempt securities with extended maturities. This portfolio was used to offset the tax effects of a large spread between asset yield and funds cost. However, due to the combined effects of inflation, deregulation, and the rising costs of funds, that portfolio is no longer necessary. Since 1982, Logan County BancShares, Inc. has been shifting the concentration of the portfolio from tax exempt securities into more profitable, higher-yielding assets

    Securities include those classified as held to maturity and available for sale. Tax exempt investments decreased by $65,000. in 1996, $55,000. in 1995 and $81,000. in 1993. As noted above the decreases were primarily due to maturities in these types of securities. In 1996, all categories of investment securities increased by $4,943,000. representing a 30.04% increase from 1995. The components of this increase were U.S. agencies increasing by $7,189,000. and U.S. governments decreasing by $2,431,000. During 1995, investment securities decreased by $4,210,000. or 20.38%, consisting of decreases of U.S. Government Securities at $2,529,000., U.S. Agencies at $1,626,000. and State and Municipal of $55,000. During 1994, investment securities decreased by $570,000. or 2.69%, consisting of a decrease of $5,042,000. in U.S. Government and an increase of $4,472,000. in U.S. Agencies.

    Logan County BancShares, Inc. adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. Accordingly, all debt securities, that Logan County BancShares does not have the ability or management does not have the positive intent to hold to maturity, are classified as "securities available for sale" and are carried at market value.

    TABLE VIII.--MATURITY DISTRIBUTION OF SECURITIES AT DECEMBER 31, 1996
                              (In Thousands of Dollars)


                                                                                               OVER
                                                                                  OVER         FIVE
                                                                       ONE      ONE YEAR       YEARS
                                                                       YEA       THROUGH      THROUGH     OVER
DECEMBER 31, 1996                                                      OR         FIVE          TEN       TEN               MARKET
DOLLARS IN THOUSANDS                                                  LESS        YEARS        YEARS     YEARS    TOTAL      VALUE
                                                                    ---------  -----------  -----------   -----  ---------  -------
U.S. Government:
 Available for sale...............................................          0           0            0      0           0        0
 Held for maturity................................................      2,509       1,502            0      0       4,011    3,988
U.S. Federal Agency Security
 Available for sale...............................................        500      13,674          250      0      14,424   14,076
 Held to maturity.................................................          0       2,993            0      0       2,993    3,024
State and municipal obligations:
 Available for sale...............................................          0           0            0      0           0        0
 Held to maturity.................................................         65           0            0      0          65       66
Total securities:
 Available for sale...............................................        500      13,674          250      0      14,424   14,076
 Held to maturity.................................................      2,574       4,495            0      0       7,069    6,078
                                                                    ---------  -----------         ---     ---   ---------  ------
Total.............................................................      3,074      18,169          250      0      21,493   20,154
Percent of total..................................................      14.30%      84.53%        1.16%   0.00%    100.00%   93.77%
Weighted average yield**..........................................       4.78%       6.15%        6.00%   0.00%      5.98%    5.93%

** The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

                Logan County BancShares, Inc. and Subsidiary
              Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations

                                  OTHER INCOME

    Service fee income increased in 1996 to $948,000., up by $250,000. over 1995 and up $212,000. in 1994 to $698,000., this growth was 38.82% and 43.62%
respectively. This growth reflects the market change in deposit accounts from non-transactional accounts to transactional types and an increased emphasis by the bank on fee income. The other fees increased by $20,000. and decreased by $7,000. due to restricting of other services provided to the Bank's customers. The above changes are primarily due to overall increase activity in the banks deposit and lending activity. Securities gains are directly related to the volume of security sales.

                           TABLE IX--OTHER INCOME
                         (In Thousands of Dollars)


                                                                                                         INCREASE (DECREASE)
                                                                                              -------------------------------------
                                                                                                  1996 OVER 1995    1995 OVER 1994
                                                                                              -------------------- ---------------
                                                               1996       1995       1994       AMOUNT    PERCENT  AMOUNT  PERCENT
                                                             ---------  ---------  ---------  ---------  --------- ------  -------
Service Fee................................................  $     948  $     698  $     486  $     250      38.82% $ 212   43.62%
Other Fees.................................................         52         32         43         20      62.50%   (11) -25.58%
Securities:
Gain (Loss)................................................          0          1          0         (1)   -100.00%     1  100.00%
                                                             ---------  ---------  ---------   --------- ---------  -----  ------
Total Other Income.........................................  $   1,000  $     731  $     529  $     269      36.80% $ 202   38.19%
                                                             ---------  ---------  ---------   --------- ---------  -----  ------
                                                             ---------  ---------  ---------   --------- ---------  -----  ------

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                     Conditions and Results of Operations


                          TABLE X. - OTHER EXPENSES
                          (In Thousands of Dollars)


                                                      ----------------------------------
                                                       1996 Over 1995     1995 Over 1994
                                                      ----------------------------------
                        1996       1995      1994     AMOUNT   PERCENT   AMOUNT  PERCENT
                        ----       ----      ----     ------   -------   ------  -------
Salaries and
  Benefits              $1,549     $1,381    $1,274   $168     12.16%    $107      8.40%
Taxes                      132        123       101      9      7.32%      22     21.78%
Depreciation               144        117       121     27     23.08%      (4)    -3.31%
Repairs and
 Maintenance               121         98        97     23     23.47%       1      1.03%
Fees Paid to
 Directors                  98        102        99     (4)    -3.92%       3      3.03%
Equipment Rental            26         22        21      4     18.18%       1      4.76%
FDIC & Fidelity
 Insurance                  72        158       227     (86)   54.43%     (69)   -30.40%
Data Processing            266        241       232      25    10.37%       9      3.88%
Bank Stationary            110         81        67      29    35.80%      14     20.90%
Bank Operating
 Expenses                  509        471       451      38     8.07%      20      4.43%
                        ------     ------    ------   ------   -------   -----   -------

Total                   $3,027     $2,794    $2,690    $233     8.34%    $104      3.87%
                        ------     ------    ------   ------   ------    -----   -------
                        ------     ------    ------   ------   ------    -----   -------

                      Logan County BancShares, Inc. and Subsidiary
                    Management's Discussion and Analysis of Financial
                          Conditions and Results of Operations

                                OTHER EXPENSES

    Other expenses increased by $233,000. to $3,027,000. in 1996. This increase was generally due to activity in all areas of the subsidiary bank. Salaries and benefits increased $168,000. or 12.17% due to normal salary adjustments while other operating expenses increased slightly by $19,386. or 4.29% due to overall efforts to control operating costs.

    In 1996 and 1995 taxes remained stable showing small changes of $9,000. in 1996 and $22,000. in 1995. Depreciation expense increased from 1995 to 1994. This increase is attributable to the opening of two branch facilities at Man and Harts, West Virginia.

    Repairs and maintenance, directors' fees, equipment rental, data processing and Bank stationery expenses vary from year to year based on the Company's demand. These types of expenses are not directly related to the income function and, therefore, increase or decrease sporadically.

    FDIC and Fidelity insurance decreased $86,000. in 1996 and $68,564. in 1995 due to reevaluation of liability by the FDIC and lower rates attributable to such reevaluation.

                      Logan County BancShares, Inc. and Subsidiary
                    Management's Discussion and Analysis of Financial
                          Conditions and Results of Operations

                                EARNINGS AND DIVIDENDS

    As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders. In 1996, the company continued the trend of growth in all areas presented. Net income grew 27.03% along with dividends of 21.10%, assets increased 13.37% while equity increased 9.85%. In 1994 the company showed growth in all areas with an 30.82% growth in Net Income, 9.53% in total assets and a 6.33% increase in Equity. In 1995 income increased $147,000. or 13.80%, therefore, increasing equity 8.75% to $10,391,000. Assets grew 5.39%, primarily due to the growth in net loans of $4,304,000. Dividends increased $.25 per share or 35.71%. Over the four years compared there appears to be a positive growth trend.

            TABLE XI.--THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS



                  PER SHARE            PERCENT CHANGE OVER PRIOR YEAR
           ------------------------  -------------------------------------
            DIVIDEND        NET                       NET                     TOTAL
             PAYOUT       INCOME     DIVIDENDSS     INCOME      DIVIDENDS    ASSETS      EQUITY
           -----------  -----------  -----------  -----------  -----------  ---------  -----------
1993.....       36.68%   $    1.74    $   0.655        33.85%        9.17%       0.87%       5.99%
1994.....       30.76%   $    2.28    $   0.700        36.03%        6.87%       9.53%       6.33%
1995.....       36.66%   $    2.59    $   0.950        13.60%       35.71%       5.39%       8.75%
1996.....       34.95%   $    3.29    $   1.150        27.03%       21.10%      13.37%       9.85%

                                 EARNING ASSETS

    Table XII. represents analysis of earning assets and interest bearing liabilities for the years ended December 31, 1995, 1994 and 1993.

    In 1996, the earning assets grew by $7,740,000. or 8.94% to $94,359,000., the loan portfolio comprized 69.83% of earning assets and increased by $4,748,000. or 7.76% in the year. During 1995, the total earning assets grew by $3,623,000. or 4.37% to $86,619,000., this growth was funded by growth in deposits, along with a move of funds from investments. In 1995, $3,942,000. or 6.89%, and in all years, the primary item of growth was the loan portfolio, which increased by $8,664,000. in 1994. Other earning assets increase at a relatively stable pace during the periods, however, yields remained relatively stable comparing 1995 to 1994.

                          INTEREST BEARING LIABILITIES

    Interest bearing liabilities include interest bearing demand deposits, savings accounts, time deposits and borrowed funds. These are the prime sources of funds for Logan County BancShares, Inc. to support earning assets. Total average interest bearing liabilities increased $5,670,000. or 7.84% in 1996 and 5.46% or 3,745,000. in 1995 , 8.47% or $5,353,000. in 1994. In 1996,
the net interest margin increased by .04 basis points to 4.64%, increased by
 .06 basis points to 4.60% in 1995 and increased 0.16 basis points to 4.57% in 1994. The company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

`

                     Logan County BancShares, Inc. and Subsidiary
                   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

    TABLE XII.--ANALYSIS OF EARNING ASSETS AND AND INTEREST BEARING LIABILITIES

                                 (In Thousands of Dollars)



                                       YEAR ENDED DECEMBER 31, 1996     YEAR ENDED DECEMBER 31, 1995   YEAR ENDED DECEMBER 31, 1994
                                     --------------------------------  -------------------------------  ---------------------------
                                      AVERAGE                YIELD/     AVERAGE               YIELD/     AVERAGE             YIELD/
                                      BALANCE    INTEREST     RATE      BALANCE   INTEREST     RATE      BALANCE  INTEREST    RATE
                                     ----------  ---------  ---------  ---------  ---------  ---------  --------- ---------  -----
ASSETS:
 LOANS:
  Commercial.........................  $   28,476  $   2,493       8.75% $  25,389  $   2,182       8.59% $  24,275 $  1,909  7.86%
  Real Estate........................      31,897      2,681       8.41%    30,108      2,466       8.19%    27,351    2,236  8.18%
  Consumer...........................       5,521        525       9.51%     5,650        517       9.15%     5,579      510  9.14%
                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------  ------- ------
   Total Loans.......................      65,894      5,699       8.65%    61,147      5,165       8.45%    57,205    4,655  8.14%
                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------  ------- ------
 INVESTMENT SECURITIES:
  Taxable............................       8,337        567       6.80%    12,244        667       5.45%    14,658      847  5.78%
  Tax Exempt *.......................          95         12      12.63%       175         20      11.43%       180       13  7.22%
  Available for Sale.................      10,206        559       5.48%     6,360        430       6.76%     5,011      271  5.41%
                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------  -------  -----
   Total Securities..................      18,638      1,138       6.11%    18,779      1,117       5.95%    19,849    1,131  5.70%
                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------  -------  -----
FEDERAL FUNDS SOLD...................       9,827        525       5.34%     6,693        389       5.81%     5,942      253  4.26%
                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------  -------  -----
TOTAL EARNING ASSETS.................  $   94,359  $   7,362       7.80% $  86,619  $   6,671       7.70% $  82,996  $ 6,039  7.28%
                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------  -------  -----
                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------  -------  -----
NON-EARNING ASSETS:
  Cash and Due from Banks............       3,546                            2,989                           3,166
  Bank Premises......................       1,942                            1,364                           1,412
  Other Assets.......................       1,128                            1,108                             920
                                       ----------                         --------                        ---------
TOTAL NON-EARNING ASSETS.............  $    6,616                         $  5,461                        $   5,498
                                       ----------                         --------                        ---------
TOTAL ASSETS.........................  $  100,975                         $ 92,080                        $  88,494
                                       ----------                         --------                        ---------
                                       ----------                         --------                        ---------

* Shown at tax equivalent amount given statutory tax rate @ 34%

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

        TABLE XII.--ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                    (CONTINUED)
                            (In Thousands of Dollars)




                                                                                                                 YEAR ENDED
                                        YEAR ENDED DECEMBER 31, 1996      YEAR ENDED DECEMBER 31, 1995        DECEMBER 31, 1994
                                      --------------------------------  ---------------------------------  ------------------------
                                       AVERAGE                YIELD/     AVERAGE                 YIELD/    AVERAGE           YIELD/
                                       BALANCE    INTEREST     RATE      BALANCE   INTEREST       RATE     BALANCE  INTEREST  RATE
                                      ----------  ---------  ---------  ---------  ---------     -----     -------  -------- ------

INTEREST BEARING LIABILITIES:
 Savings Deposits and Interest
  Bearing:
   DDA..............................  $   46,952  $   1,286       2.74% $  46,936  $   1,366        2.91%  $  50,987  $ 1,546 3.03%
   Time Deposits....................      31,006      1,694       5.46%    25,352      1,320        5.21%     17,556      697 3.97%
                                      ----------  ---------  ---------  ---------  ---------         ---   ---------  ------- -----
    Total Interest Bearing
     Liabilities....................      77,958  $   2,980       3.82%    72,288  $   2,686        3.72%     68,543  $ 2,243 3.27%
                                      ----------  ---------  ---------  ---------  ---------         ---   ---------  ------- -----
                                      ----------  ---------  ---------  ---------  ---------         ---   ---------  ------- -----
NON-INTEREST BEARING LIABILITIES AND
  CAPITAL:
 Demand Deposits....................      11,037                            9,036                              9,816
 Accrued Expenses...................         995                              636                                775
 Capital............................      10,985                           10,120                              9,360
                                      ----------                        ---------                          ---------
    Total Non-Interest Bearing
     Liabilities and Capital........      23,017                           19,792                             19,951
                                      ----------                        ---------                          ---------
    Total Liabilities and
     Stockholders' Equity...........  $  100,975                        $  92,080                          $  88,494
                                      ----------                        ---------                          ---------
                                      ----------                        ---------                          ---------
NET INTEREST MARGIN.................  $   94,359  $   4,382       4.64% $  86,619  $   3,985        4.60%  $  82,996  $ 3,796 4.57%
                                      ----------  ---------  ---------  ---------  ---------         ---   ---------  ------- -----
                                      ----------  ---------  ---------  ---------  ---------         ---   ---------  ------- -----


                      Logan County BancShares, Inc. and Subsidiary
                    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations

              TABLE XIII.--ASSET AND LIABILITY MATURITY RATE SENSITIVITY
                                (In Thousands of Dollars)

                                                                                             TOTAL       OVER
                                                         0--90       91-180     181-365     ONE YEAR   ONE YEAR     TOTAL
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Earning Assets
 Loans...............................................  $   14,901  $    1,583  $    3,129  $   19,613  $  51,259  $  70,872
 Investments.........................................       3,098           0       2,574       5,672     15,723     21,395
 Fed. Funds Sold.....................................       7,275           0           0       7,275          0      7,275
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Total Earning Assets.................................      25,274       1,583       5,703      32,560     66,982     99,542
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Interest Bearing Liabilities:
 Demand Deposits.....................................      17,463           0           0      17,463          0     17,463
 Savings.............................................      12,102       9,598       8,860      30,560          0     30,560
 CD's-$100,000 and Over..............................       2,840       1,926       3,146       7,912      1,983      9,895
 Other Time..........................................       9,261       6,717       8,167      24,145      2,603     26,748
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Total Interest Bearing Liability.....................      41,666      18,241      20,173      80,080      4,586     84,666
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Interest Sensitivity Gap.............................  ($  16,392) ($  16,658) ($  14,470) ($  47,520) $  62,396  $  14,876
                                                       ----------  ----------  ----------  ----------  ---------  ---------
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Cumulative Gap.......................................  ($  16,392) $   33,050  ($  47,520) ($  47,520) $  14,876  $  14,876
                                                       ----------  ----------  ----------  ----------  ---------  ---------
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Rate Sensitive Assets/Rate Sensitive Liabilities
  (Cumulative Percentage)............................       61.11%      44.83%      40.66%      40.66%    117.57%    117.57%
                                                       ----------  ----------  ----------  ----------  ---------  ---------
                                                       ----------  ----------  ----------  ----------  ---------  ---------

                       Logan County BancShares, Inc. and Subsidiary
                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

                       ASSET AND LIABILITY MATURITY RATE SENSITIVITY

    Asset and liability management is responsible for the planning, implementation, and control process for determining asset mix and maturity features relative to liability maturities in such a way that net interest margin will be maximized. A major tool for such a process is gap management of the Bank's interest sensitive assets to interest sensitive liabilities.

    The negative gap position as presented in the following table for maturities of one year or less is offset by the substantial positive gap position for maturities greater than one year. The earnings of Logan County BancShares, Inc. are sufficient to withstand the short term negative gap position. Should a large fluctuation occur, increasing the cost of funds, management would consider increasing service charges and non-interest fees which management determines the market would bear in order to negate increased rate costs. An additional response, at the option of management, would be liquidation of certain long-term investments, and conversion of those funds into short-term securities.

    Bank management recognized the concentration of large certificates of deposit. The Bank's policy of asset-liability management matches both rates and maturities so the Bank will not have a liquidity problem or allow income to be affected by a change in rates.

    All demand and savings deposits are considered highly volatile, although experience has shown these accounts to be stable regardless of economic cycles. Interest on savings and other transactional accounts have generally remained constant over periods of interest rate changes. Therefore, deposits and savings are classified as "over one year" to represent a more realistic rate sensitive gap.

                   Logan County BancShares, Inc. and Subsidiary
                      Management's Discussion and Analysis
                 of Financial Position and Results of Operations

                       TABLE XIV.--AVERAGE BALANCE SHEET
                         (In Thousands of Dollars)


                                       1996      1995       1994       1993       1992
                                     --------  ---------  ---------  ---------  ---------
ASSETS:
Cash and Due from Banks............  $3,546    $   2,989  $   3,166  $   2,608  $   2,919
Investment Securities:
Available for Sale.................  10,206        6,360      5,011          0          0
Held to Maturity...................   8,432       12,419     14,838     20,803     20,271
                                     --------  ---------  ---------  ---------  ---------
Total Investments..................  18,638       18,779     19,849     20,803     20,271
                                     --------  ---------  ---------  ---------  ---------
Federal Funds Sold.................   9,827        6,693      5,942      8,072      7,461
Loans
Real Estates.......................  31,897       30,108     27,351     19,899     19,429
Installment........................   5,606        5,650      5,579      5,379      6,006
Commercial & Other.................  29,144       26,020     24,837     23,775     22,599
                                     --------  ---------  ---------  ---------  ---------
                                     66,647       61,778     57,767     49,053     48,034
Less: Unearned Discount............      85            0          0          0          0
                                     --------  ---------  ---------  ---------  ---------
                                     66,562       61,778     57,767     49,053     48,034
Allowance For Loan Losses..........    (668)        (631)      (562)      (512)      (512)
                                     --------  ---------  ---------  ---------  ---------
Net Loans..........................  65,894       61,147     57,205     48,541     47,522
                                     --------  ---------  ---------  ---------  ---------
Banking Premises...................   1,942        1,364      1,412      1,494      1,590
Accrued Interest and Other
  Assets...........................   1,128        1,108        920      1,229      1,292
                                     --------   ---------  ---------  ---------  ---------
TOTAL ASSETS.......................  $100,975   $ 92,080   $ 88,494   $ 82,747   $ 81,055
                                     --------   ---------  ---------  ---------  ---------
                                     --------   ---------  ---------  ---------  ---------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
Demand Deposits....................  $27,940    $  26,287  $  25,402  $  23,812  $  24,427
Savings Deposits...................   30,049       29,685     35,401     31,888     29,482
Time Deposits......................   31,006       25,352     17,556     17,241     17,906
                                     --------   ---------  ---------  ---------  ---------
Total Deposits.....................   88,995       81,324     78,359     72,941     71,815
Purchased Funds....................        0            0          0          0          0
Other Liabilities..................      995          636        775        960        924
                                     --------   ---------  ---------  ---------  ---------
TOTAL LIABILITIES..................   89,990       81,960     79,134     73,901     72,739
STOCKHOLDERS' EQUITY...............   10,985       10,120      9,360      8,846      8,316
                                     --------   ---------  ---------  ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  STOCKHOLDERS' EQUITY.............  $100,975   $  92,080  $  88,494  $  82,747  $  81,055
                                     --------   ---------  ---------  ---------  ---------
                                     --------   ---------  ---------  ---------  ---------

                    ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                              PAGE
                                                              ----

Management's Report on Financial Statements................    29

Report of Independent Certified Public Accountants.........    30

Financial Statements:

          Logan County BancShares, Inc. and Subsidiaries:

              Consolidated Statement of Condition as of
               December 31, 1996 and 1995..................  31-32

              Consolidated Statement of Income as of
               December 31, 1996, 1995 and 1994............  33-34

              Consolidated Statement of Changes
               in Stock-holders' Equity for the Years
               Ended December 31, 1996, 1995 and 1994......   35

              Consolidated Statement of Cash Flows for
               the Years Ended December 31, 1996, 1995,
               and 1994....................................  36-37

              Notes to Consolidated Financial Statements...  38-51

                    LOGAN COUNTY BANCSHARES, INC.
  POST OFFICE BOX 597  LOGAN, WEST VIRGINIA 25601  (304) 752-0280
                             (304) 752-4649



To our Stockholders, Customers and Friends:

     We are very proud to present the 1996 Annual Report for Logan County BancShares, Inc. and its subsidiary, Logan Bank & Trust Company. The year 1996 did indeed set records. Not only were we able to reach and surpass the 100 million milestone; we were also able to expand to outlying areas of the county in order to better serve our loyal customers, neighbors and friends. The Company grew by $12,660,593, or 13.37%, to $107,379,545 in total assets and net income raised to a record $1,538,069, up 26.92%.

     As in the past, we reinvested this growth in our service area by increasing loans $7,375,572 and opening two new branches with over $1,000,000 invested in those facilities. These factors enabled the Board to return to our shareholders dividends of $537,753 for 1996 and maintain a solid capital position of $11,414,936, or 11.30%, of average assets. The Company's return of average assets was 1.52%, return on equity was 14% and earnings per share increased from $2.59 to $3.29, or 27.03%.

     With the philosophy of meeting local needs, the Company's subsidiary, Logan Bank & Trust, went through a reorganization, to enable us to provide efficient and convenient financial services to all our customers. Continuing with this philosophy, we opened the Man Bank of LB&T and the Harts Bank of LB&T. This substantial investment in these communities enables our customers to do their banking at any of our four locations. All four locations are full service banks and can offer efficient products and services to all our friends, neighbors and customers throughout the region. As always, the Company reinvests in the region because we believe our success is a reflection of the success of our customers, communities and region. The management, officers and staff of the banks stand ready to face the challenges of 1997 and have the resources to turn those challenges into opportunities for us all.

     Our success in 1996, and for the future, is dependent on our staff and the support of our customers and their community, which we gratefully acknowledge. As always, Logan County BancShares, Inc. and its affiliate bank, Logan Bank & Trust Company, is prepared to meet the financial needs of Southern West Virginia.

                                Respectfully,


/s/ Frank H. Oakley                                    /s/ Eddie Canterbury
  Frank H. Oakley                                         Eddie Canterbury
    President                                       Executive Vice President/CEO

Logan Bank & Trust   Chapmanville Bank of   Man Bank Of    Harts Bank Of
      LB&T                  LB&T                LB&T            LB&T

                      M & co.
                       Certified Public Accountants
                        W McNEAL, WILLIAMSON & CO.
                          Certified Public Accountants

Donald M. McNeal, CPA                               Daniel L. Williamson, CPA
Post Office Box 1839                        525 Tiller St., Cherry Tree Addn.
Logan, West Virginia 25601                         Logan, West virginia 25601
Phone (304) 752-0461                                       Fax (304) 752-2660

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 1996, and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 1996, 1995 and 1994, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ McNeal, Williamson & Co.


Logan, West Virginia
February 28, 1997

                 Logan County BancShares, Inc. and Subsidiary
                     Consolidated Statement of Condition
                         December 31, 1996 and 1995

                                    ASSETS
                                    ------

                                                                     1996            1995
                                                                --------------  -------------
CASH AND DUE FROM BANKS.......................................  $    4,434,697  $   4,361,286
                                                                --------------  -------------
INVESTMENT SECURITIES:
    Available for sale........................................      14,326,484      5,796,878
    Held to maturity..........................................       7,068,905     10,655,010
                                                                --------------  -------------
    Total Investment Securities...............................      21,395,389     16,451,888
                                                                --------------  -------------
FEDERAL FUNDS SOLD............................................       7,275,000      7,470,000

LOANS:
    Mortgage Loans............................................      34,100,157     30,848,508
    Installment Loans.........................................       6,648,703      5,521,851
    Commercial and Other Loans................................      30,973,817     27,976,745
                                                                --------------  -------------
        Total Loans...........................................      71,722,677     64,347,104

    Less: Unearned Interest...................................         169,566              0
          Reserve for Loan Losses.............................         681,375        661,647
                                                                --------------  -------------
        Net Loans.............................................      70,871,736     63,685,457
                                                                --------------  -------------
BANK PREMISES AND EQUIPMENT...................................       2,120,424      1,716,402

ACCRUED INTEREST RECEIVABLE AND
     OTHER ASSETS.............................................       1,282,299      1,033,919
                                                                --------------  -------------
                                                                $  107,379,545  $  94,718,952
                                                                --------------  -------------
                                                                --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                 Logan County BancShares, Inc. and Subsidiary
                     Consolidated Statement of Condition
                         December 31, 1996 and 1995

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     1996           1995
                                                                --------------  -------------
DEPOSITS:
    Demand Deposits...........................................  $   28,029,591  $  27,245,192
    Savings Deposits..........................................      30,560,306     28,448,741
    Time Certificates.........................................      36,642,682     28,022,686
                                                                --------------  -------------
    Total Deposits............................................      95,232,579     83,716,619

ACCRUED AND OTHER LIABILITIES.................................         688,753        594,290

FEDERAL INCOME TAXES PAYABLE:
    Current...................................................          39,209         14,287
    Deferred..................................................           4,068          2,536
                                                                --------------  -------------
TOTAL LIABILITIES.............................................      95,964,609     84,327,732
                                                                --------------  -------------

STOCKHOLDERS' EQUITY:
    Common Stock--$2.50 par value;
      Authorized--520,000
      Issued--509,612
      Outstanding-467,612 in 1995
         and 1994.............................................       1,274,030      1,274,030
    Surplus...................................................       2,070,816      2,070,816
    Retained Earnings (including
      contingency portion of
      reserve for loan losses)................................       8,986,050      7,985,734
    Net unrealized amortization
      on securities available for
      sale....................................................         (55,762)       (79,162)
    Treasury Stock............................................        (860,198)      (860,198)
                                                                --------------  -------------
TOTAL STOCKHOLDERS' EQUITY....................................      11,414,936     10,391,220
                                                                --------------  -------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY......................................  $  107,379,545  $  94,718,952
                                                                --------------  -------------
                                                                --------------  -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                 Logan County BancShares, Inc. and Subsidiary
                      Consolidated Statements of Income
            For the Years Ended December 31, 1996, 1995, and 1994

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
INTEREST INCOME:
    Interest on Loans...................................................  $  5,699,356  $  5,165,171  $  4,655,473
    Interest on Investment
      Securities:
        Available for Sale..............................................       558,591       429,597       270,931
        Held to Maturity................................................       576,290       680,361       860,464
        Other Securities................................................             0             0             0
    Interest on Federal Funds
      Sold..............................................................       524,878       388,552       252,848
                                                                          ------------  ------------  ------------
                                                                             7,359,115     6,663,681     6,039,716
                                                                          ------------  ------------  ------------
INTEREST EXPENSE:
    Interest on Deposits:
      Savings and Time..................................................     2,979,998     2,686,408     2,242,389
      Other.............................................................         7,764             0           720
                                                                          ------------  ------------  ------------
                                                                             2,987,762     2,686,408     2,243,109
                                                                          ------------  ------------  ------------
NET INTEREST INCOME.....................................................     4,371,353     3,977,273     3,796,607

PROVISION FOR LOAN LOSSES...............................................        40,000        59,363       271,083
                                                                          ------------  ------------  ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.............................................     4,331,353     3,917,910     3,525,524
                                                                          ------------  ------------  ------------
OTHER INCOME:
    Service Fees........................................................       948,377       697,964       485,574
    Other...............................................................        52,247        31,506        43,103
    Securities Gains (Losses)..........................................          (176)        1,618           300
                                                                          ------------  ------------  ------------
                                                                             1,000,448       731,088       528,977
                                                                          ------------  ------------  ------------

        The accompany notes are an integral part of these consolidated financial statements.

                 Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Income
             For The Years Ended December 31, 1996, 1995, and 1994

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
OTHER EXPENSES:
    Salaries and Benefits...............................................  $  1,548,685  $  1,381,498  $  1,273,727
    Taxes...............................................................       132,459       122,576       100,551
    Depreciation........................................................       144,671       117,273       121,440
    Repairs and Maintenance.............................................       120,439        97,714        97,178
    Fees Paid to Directors..............................................        97,425       101,675        98,725
    Equipment Rental....................................................        25,664        21,795        20,763
    FDIC & Fidelity Insurance...........................................        72,207       158,065       226,629
    Data Processing.....................................................       265,726       241,237       231,987
    Bank Stationery and Printing........................................       110,207        81,359        66,911
    Other Operating Expenses............................................       509,192       470,950       451,564
                                                                          ------------  ------------  ------------
                                                                             3,026,675     2,794,142     2,689,475
                                                                          ------------  ------------  ------------
INCOME BEFORE INCOME TAXES..............................................     2,305,126     1,854,856     1,365,026

FEDERAL INCOME TAXES:
    Current.............................................................       787,034       614,287       466,642
    Deferred............................................................       (19,977)       28,718      (166,891)
                                                                          ------------  ------------  ------------
NET INCOME..............................................................  $  1,538,069  $  1,211,851  $  1,065,275
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
PER SHARE OF COMMON STOCK:
     NET INCOME.........................................................  $       3.29  $       2.59  $       2.28
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

        The accompany notes are an integral part of these consolidated financial statements.

                 Logan County BancShares, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
             For The Years Ended December 31, 1996, 1995 and 1994


                                                                                                 NET
                                                                                                 UNREALIZED
                                                                                                 APPRECIATION
                                        COMMON                        RETAINED     TREASURY      ON AVAILABLE
                                        STOCK           SURPLUS       EARNINGS      STOCK        FOR SALE             TOTAL
                                        ------          -------       --------     --------      ------------         -----
Balance - December 31, 1993.....     $1,274,030        $2,070,816    $6,480,486   ($839,598)              $0       $ 8,985,734

Treasury Stock Sold;
  21 shares.....................              0                 0             0       2,100                0             2,100

Treasury Stock Purchased
  908 @ $25 per share...........              0                 0             0     (22,700)               0           (22,700)

Dividends on 468,520 shares
  Common Stock @ $.35
  per share.....................              0                 0      (163,982)          0                0          (163,982)

Dividends on 467,612 shares
  Common Stock @ $.35
  per share.....................              0                 0      (163,664)          0                0          (163,664)

Net Income - 1994...............              0                 0     1,065,275           0                0         1,065,275

Net Change in Unrealized
  Amortization on Securities
  Available for Sale............              0                 0             0           0         (147,768)         (147,768)
                                     ----------        ----------    ----------   ---------        ---------        ----------
Balance-December 31, 1994.......     $1,274,030        $2,070,816    $7,218,115   ($860,198)       ($147,768)      $ 9,554,995

Dividends on 467,612 shares
  Common Stock @ $0.95..........              0                 0      (444,232)          0                0          (444,232)

Net Income - 1995...............              0                 0     1,211,851           0                0         1,211,851

Net Change in Unrealized
  Amortization Securities
  Available for Sale............              0                 0             0           0           68,606            68,606

                                     ----------        ----------    ----------   ---------        ---------       -----------
Balance-December 31, 1995.......     $1,274,030        $2,070,816    $7,985,734   ($860,198)       ($ 79,162)      $10,391,220

Dividends on 467,612 shares
  Common Stock @ $1.15..........                                       (537,753)                                      (537,753)

Net Income - 1996...............                                      1,538,069                                      1,538,069

Net Change in Unrealized
  Amortization Securities
  Available for Sale............                                                                      23,400            23,400
                                     ----------        ----------    ----------   ---------        ---------       -----------
Balance - December 31, 1996.....     $1,274,030        $2,070,816    $8,986,050   ($860,198)       ($ 55,762)      $11,414,936
                                     ----------        ----------    ----------   ---------        ---------       -----------
                                     ----------        ----------    ----------   ---------        ---------       -----------

      The accompanying notes are an integral part of these consolidated financial statements.

                 Logan County BancShares, Inc. and Subsidiary
                Consolidated Statement of Change in Cash Flows
             For the Years Ended December 31, 1996, 1995 and 1994

              INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                                                             1996           1995          1994
                                                                         -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..........................................................   $  1,538,069   $ 1,211,851   $ 1,065,275
   Adjustments to reconcile
    net income net income to net cash
    provided by operating
    activities:
      Depreciation and Amortization....................................        144,671       117,273       112,730
      Provision For Loan Losses........................................         40,000        59,363       271,083
      Provision For Deferred Taxes.....................................        (19,977)       28,718      (166,891)
      (Gain) Loss on Sale of Securities................................            176        (1,618)         (300)
      Premium Amortization and
       Accretion on Investment
       Securities......................................................         12,485        28,499        40,834
      Increases (Decreases) in
       Income Taxes Payable............................................         24,750      (132,589)      (97,316)
      (Increases) Decreases in
       Interest Receivable and
       Other Assets....................................................       (248,380)       60,698        90,011
      Increases (Decreases) in
       Interest Payable & Other Liab...................................         94,463       136,042       (53,908)
      Market Value Adjustment
       Amortization....................................................          4,028         4,028         4,028
                                                                          ------------   -----------   -----------
      Net Cash Provided by Operating Activities........................      1,590,285     1,512,265     1,265,546
                                                                          ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Investment Sec:
    Available for Sale.................................................      1,500,000     1,500,000             0
    Held to Maturity...................................................        500,000             0             0
   Proceeds from Maturities of Inv. Sec:
    AFS................................................................      1,000,000     3,305,000             0
    HTM................................................................      3,810,000      (503,125)    5,750,000
   Purchase of Investment Securities:
    AFS................................................................    (10,233,781)            0    (5,480,000)
    HTM................................................................     (1,491,328)            0             0
   Net (Increases) Decreases in
    Federal Funds Sold.................................................        195,000    (4,150,000)     (165,000)
   Net (Increases) Decreases in
    Commercial Loans...................................................     (3,017,344)   (3,668,364)     (204,652)
   Net (Increases) Decreases in
    Real Estate Loans..................................................     (3,251,649)     (726,547)   (6,778,955)
   Net (Increases) Decreases in
    Installment Loans..................................................       (957,386)       87,087      (239,880)
   Purchase of Bank Premises
    and Equipment......................................................       (548,693)     (470,764)      (40,780)
                                                                          ------------   -----------   -----------
Net Cash Used by
    Investing Activities...............................................    (12,495,181)   (4,626,713)   (7,159,267)


              The accompanying notes are an integral part of these
                             financial statements.

                 Logan County BancShares, Inc. and Subsidiary
                Consolidated Statement of Changes in Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                                1996            1995            1994
                                                ----            ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net Increases (Decreases) in
     Demand Deposits...................       $784,399       $1,111,134      $4,316,957
   Net Increases (Decreases) in
     Savings Deposits..................      2,111,565       (5,014,305)        (45,426)
   Net Increases (Decreases) in
     Time Deposits.....................      8,619,996        7,910,782       3,118,976
   Proceeds from Long-Term
     Borrowings........................              0                0               0
   Payment on Long-Term Borrowings.....              0                0               0
   Dividends Paid......................       (537,753)        (444,232)       (327,646)
   Payment to Acquire Treasury
     Stock.............................              0                0         (22,700)
   Proceeds from sale of Treasury
     Stock.............................              0                0           2,400
                                           -----------       ----------      ----------
Net Cash Provided by Financing
    Activities.........................    $10,978,207       $3,563,379      $7,042,561
                                           -----------       ----------      ----------

Net Increase (Decrease) in Cash
    and Cash Equivalents...............         73,411          448,931       1,148,840

Cash and Cash Equivalents at
    Beginning of Year..................      4,361,286        3,912,355       2,763,515
                                           -----------       ----------      ----------

Cash and Cash Equivalents at
    End of Year........................     $4,434,697       $4,361,286      $3,912,355
                                           -----------       ----------      ----------
                                           -----------       ----------      ----------

                                                1996            1995            1994
                                                ----            ----            ----
Supplemental Disclosures of Cash
    Flow Information Cash Paid for:

      Interest.........................     $2,951,541       $2,648,334      $2,249,949
      Income Taxes.....................       $817,985         $691,982        $563,958

             The accompanying notes are an integral part of these
                            financial statements.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

1.  Summary of Significant Accounting Policies:

    A.   Basis of Consolidation:

             The Consolidated Financial Statements of Logan County BancShares, Inc. and its subsidiaries include the accounts of Logan County BancShares, Inc. a bank holding company and its wholly owned subsidiaries, Logan Bank & Trust Company and Bank of Chapmanville. As further discussed in Note 13, the Company's subsidiaries were merged into Logan Bank & Trust Company on May 28, 1996. The merger was accounted for under the policy of Interest Method of accounting and no restatement was necessary. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1995 presentations.

    B.   Nature of Operations:

             The Banks operate under State bank charters, and provide full banking services, including trust services. As state banks, the Banks are subject to regulation by the West Virginia State Banking Commission and the Federal Deposit Insurance Corporation. The Company is also subject to regulation by the Federal Reserve Bank.

    C.   Estimates in the Financial Statements:

             The presentation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    D.   Cash and Cash Equivalents:

             For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

    E.   Investment Securities:

             Effective with the issuance of SFASB 115, (Accounting For Certain Investments in Debt and Equity Securities), the Banks' Investment securities are classified in two categories and accounted for as follows:

             Securities to be Held to Maturity: Bonds, notes and debentures for which the banks have the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income, using the Interest Method, over the period to maturity.

             Securities Available for Sale: Securities available for sale consist of bonds, notes, debentures, and certain equity securities not classified as securities held to maturity. These securities are carried at their fair value. Unrealized gains and losses, net of tax, are reported as a net amount in a separate component of Shareholders' Equity until realized. Gains and losses on sale of securities available for sale are determined using the Specific-Indentification Method.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

1.  Summary of Significant Accounting Policies (Continued):

    F.   Loans:

             Loans are stated at face value, less reserve for loan losses. Generally, interest is taken into income on the simple interest method over the terms of the respective loans.

             On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". The Statement requires allowances for loan losses on impaired loans to be determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The adoption of the statement did not have a material effect on the Company's consolidated financial statements.

    G.   Bank Premises and Equipment:

             Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

                                               METHODS           RANGE OF LIVES
                                              ---------------   ----------------

Banking House                                  S/L, ACRS         10--40 years
Furniture, fixtures and Equipment              S/L, DDB, ACRS     3--20 years


    H.   Reserve for Loan Losses:

             The provision for loan losses is based on past loan loss experience, management's evaluation of the loan portfolio under current economic conditions and such other factors that, in management's best judgement, deserve current recognition in estimating loan losses.

             It is the Bank's policy to place loans on a non-accrual status in the event of bankruptcy, reorganization or statutory default arising from non-compliance with the essential covenants of the Loan Agreement. In addition, non-accrual status arises when the creditor has had assets seized or repossessed or from other conditions as may be deemed appropriate from the creditor's performance. Non-performing loan status is determined and identified by individual loan officers, normal management information data, the loan committee, the internal audit department, independent auditors, or bank examiners, and the status of such loans is monitored constantly. In many cases, non-performing loans involve elements of collectibility such as marketable collateral or substantial outside guarantees which insure ultimate recovery of all principal and interest. Non-performing loans which present elements of risk regarding recovery of principal and interest require a non-interest accrual status. Any unpaid amounts of interest previously accrued on these loans are reversed from income and, thereafter, interest is only recognized to the extent payments are received or the loan has been rehabilitated.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

1.  Summary of Significant Accounting Policies (Continued):

    I.   Real Estate Acquired Through Foreclosure:

             Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses.

    J.   Income Taxes:

             The Company and its subsidiaries file a consolidated federal income tax return. The Subsidiaries are charged or credited an amount equal to the income tax that would have been applicable on a separate return basis.

             The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities. The differences relate principally to premises and equipment, unrealized gains and losses on investment securities available for sale, and the allowance for loan losses.

    K.   Per Share Information:

             Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury-stock method.

    L.   Impact of New Accounting Standards:

             In December 1991, the Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", which is applicable to financial statements of entities with total assets in excess of $150 million for fiscal years ending after December 15, 1992 and to financial statements of entities with total assets less than $150 million for fiscal years ending after December 15, 1995. SFAS No. 107 requires the disclosure of (i) fair value of financial instruments for which it is practicable to estimate that value, and (ii) the methods and significant assumptions used to estimate fair value. Because the Statement requires only disclosure of fair value, without recognition of any changes in the Company's financial statements, there is no impact on the Company's financial condition or its results of operations.

             In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which is applicable for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets, for which it is effective for fiscal years ending after December 15, 1995. SFAS No. 119 requires disclosures about amounts, nature and terms of derivative financial instruments that are not subject to SFAS No. 105. It also amends SFAS No. 105 and SFAS No. 107 to require that distinction in certain disclosures required by those statements. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

1.  Summary of Significant Accounting Policies (Continued):

    L.   Impact of New Accounting Standards (Continued):

             In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires the recognition of a loss on impaired assets when the carrying value of an asset exceeds its fair value and the carrying amount of the asset may not be recoverable. The Statement is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121, as required, on January 1, 1996. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

             In May, 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage-Servicing Rights". This Statement is effective for fiscal years beginning after December 31, 1995 and requires the capitalization of the cost of mortgage-servicing rights originated or acquired based on the fair value of the rights. The Company adopted the Statement, as required, on January 1, 1996. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

             In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Statement defines the methods of accounting available for employee stock compensation plans and is effective for years beginning after December 15, 1995. The Company adopted the Statement, as required, on January 1, 1996. The effect of adopting the new guidance was not material to the Company's consolidated financial statements.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994


2.  INVESTMENT SECURITIES:

       The carrying amounts of investment in securities as shown in the consolidated balance sheets of the bank and their approximate full values at December 31 were as follows:

                                                                               GROSS        GROSS
                                                               AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                 COST          GAINS        LOSS          VALUE
                                                             -------------  -----------  -----------  -------------
VALUES FOR THE YEAR ENDED DECEMBER 31, 1996:
Securities Available for Sale
Federal Agency Securities..................................  $  14,174,312   $  50,659    $ 148,487   $  14,076,484
Equity Securities..........................................        250,000           0            0         250,000
                                                             -------------  -----------  -----------  -------------
                                                             $  14,424,312   $  50,659    $ 148,487   $  14,326,484
                                                             -------------  -----------  -----------  -------------
                                                             -------------  -----------  -----------  -------------
Securities to be Held to Maturity
Federal Agency Securities..................................      2,992,590      34,990        3,125       3,024,455
U.S. Treasury Securities...................................      4,011,315           0       22,875       3,988,440
State and Municipal Securities.............................         65,000       1,133            0          66,133
                                                             -------------  -----------  -----------  -------------
                                                             $   7,068,905   $  36,123    $  26,000   $   7,079,028
                                                             -------------  -----------  -----------  -------------
                                                             -------------  -----------  -----------  -------------
ENDED DECEMBER 31, 1995:
Securities Available for Sale
Federal Agency Securities..................................  $   5,935,759   $  66,645    $ 205,526   $   5,796,878
                                                             -------------  -----------  -----------  -------------
                                                             -------------  -----------  -----------  -------------
Securities to be Held to Maturity
Federal Agency Securities..................................      4,000,000     114,610            0       4,114,610
U.S. Treasury Securities...................................      6,530,010           0       31,115       6,498,895
State and Municipal Securities.............................        125,000       3,700            0         128,700
                                                             -------------  -----------  -----------  -------------
                                                             $  10,655,010   $ 118,310    $  31,115   $  10,742,205
                                                             -------------  -----------  -----------  -------------
                                                             -------------  -----------  -----------  -------------

    The par value of securities pledged to secure public deposits and for other purposes amounted to $5,996,628 in 1996 and $4,500,000 in 1995.

    The amortized cost and estimated market value of investment in debt securities at December 31, 1996, by contractural maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

                                                           SECURITIES TO BE HELD         SECURITIES AVAILABLE
                                                                TO MATURITY                    FOR SALE
                                                         --------------------------  ----------------------------
                                                          AMORTIZED        FAIR        AMORTIZED        FAIR
                                                             COST         VALUE          COST           VALUE
                                                         ------------  ------------  -------------  -------------
Due in one year or less................................  $  4,076,315  $  4,054,573  $     500,000  $     500,230
Due from one year to five years........................     2,992,590     3,024,455     13,674,312     13,576,254
Due from five years to ten years.......................             0             0        250,000        250,000
Due after ten years....................................             0             0              0              0
                                                         ------------  ------------  -------------  -------------
                                                         $  7,068,905  $  7,079,028  $  14,424,312  $  14,326,484
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994


3.  LOANS:

        Major classifications of loans at December 31, 1996 and 1995 are as follows:

                                                  1996                      1995
                                             -------------------------------------------
Mortgage Loans.............................  $34,100,157                $  30,848,508
Installment Loans..........................    6,479,137                    5,521,851
Commercial and Other Loans.................   30,973,817                   27,976,745
                                             -------------------------------------------
                                              71,553,111                   64,347,104
Less: Reserve for Loan Loss................      681,375                      661,641
                                             -------------------------------------------
                                             $70,871,736                $  63,685,457
                                             -------------------------------------------
                                             -------------------------------------------

    Loans on which accrual of interest has been discontinued or reduced amounted to $686,517. and $1,700,012. at December 31, 1996 and 1995
respectively. Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $56,537., and $183,916. for the two years.

    On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114). This statement requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loans' effective interest rate, at the loans' observable market price, or at the fair value of the collateral if the loan is collateral dependent. The Company accrues interest income daily on impaired loans classified as accruing. Cash receipts on impaired loans are applied to the recorded investment in the loan, including accrued interest. The adoption of SFAS 114 did not have a material effect on the Company's consolidated financial statements.

    The Company's recorded investment in impaired loans was approximately $838,000. at December 31, 1996 and $1,784,000. at December 31, 1995. Of that amount in 1996, $548,000. represents loans for which an allowance for loan losses, amounting to $425,000., has been established under SFAS 114. The average recorded investment in impaired loans was approximately $887,000. for 1996 and $1,790,000. for the year ended, December 31, 1995. Interest income recognized on impaired loans was approximately $18,000. for the year ended December 31, 1996.

Reserve for Loan Losses:

    Transactions in the reserve for loan losses for the years were as follows:

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Balance at Beginning of Year.................................................  $  661,647  $  605,829  $  515,940
Provision Charged to Operating Expenses......................................      40,000      59,363     271,083
Recoveries credited to Reserve...............................................       4,662       4,884       2,366
Losses Charged to Reserve....................................................     (24,934)     (8,429)   (183,560)
                                                                               ----------  ----------  ----------
Balance at End of Year.......................................................  $  681,375  $  661,647  $  605,829
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The balance of the reserve for loan losses for income tax purposes was $281,723. at December 31, 1996 and 1995.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994


4.  BANK PREMISES AND EQUIPMENT:

       Bank premises and equipment are summarized as follow

                                                               1996            1995          1994
                                                          ---------------  ------------  ------------
Land....................................................  $   404,847       $   370,972  $    370,972
Banking House...........................................    2,420,262         2,068,335     1,782,353
Furniture, Fixtures and Equipment.......................    1,454,091         1,288,494     1,108,309
                                                          ---------------  ------------  ------------
                                                            4,279,200         3,727,801     3,261,634
Less:  Accumulated Depreciation.........................    2,158,776         2,011,399     1,898,723
                                                          ---------------  ------------  ------------
Bank Premises and Equipment.............................  $ 2,120,424       $ 1,716,402  $  1,362,911
                                                          ---------------  ------------  ------------

    Depreciation expense amounted to $144,671., $117,273., and $121,440. in 1996, 1995 and 1994 respectively. Expenditures for maintenance and repairs are charged against operations as incurred.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994


5.  FEDERAL INCOME TAXES:

       The provisions for Federal income taxes for the years ended December 31, 1996, 1995, and 1994 were less than the respective amounts that would result from applying the statutory Federal income tax rate of 34%, due primarily to the two Banks' tax exempt interest income.

       A reconciliation of the difference between the U. S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:

                                                          1996                     1995                    1994
                                                 -----------------------  -----------------------  ---------------------
                                                   AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT
                                                 ----------  -----------  ----------  -----------  ----------  ---------
Tax Expense at Statutory Rate..................  $  783,743       34.00%  $  630,651       34.00%  $  464,108     34.00%
Currently Payable:
Tax exempt
Interest.......................................      (3,003)      -0.13%      (4,706)      -0.25%      (5,009)    -0.37%
Security Transactions..........................      (2,598)      -0.11%        (763)      -0.04%       3,660      0.27%
Loan Loss Provision............................       6,708        0.29%      18,700        1.01%           0      0.00%
Pension Accruals...............................       3,680        0.16%     (20,454)      -1.10%           0
Other..........................................      (1,496)      -0.06%      (9,141)      -0.49%       3,883      0.29%
Deferred Income Tax.............. .............     (19,977)      -0.87%      28,718        1.54%    (166,891)   -12.23%
                                                  ---------- -----------   ---------- -----------   ----------  --------
                                                 $  767,057       33.28%  $  643,005       34.67%  $  299,751     21.96%
                                                  ---------- -----------   ---------- -----------   ----------  --------
                                                  ---------- -----------   ---------- -----------   ----------  --------

    Logan County Bancshares adopted SFAS No. 109, "Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes. The differences between the financial statement and tax bases of assets and liabilities is determined annually and deferred income tax assets and liabilities are computed for those differences that have future tax consequences.

    The effect of adopting SFAS No. 109 on 1996 and 1995 income from continuing operations and net income was immaterial. The tax effect of significant temporary differences which comprise non-current deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                           1996        1995
                                                                        ----------  ----------
Assets:
Market Value Allowance................................................  $   42,066  $   59,719
Reserve for Loan Loss.................................................     135,958     127,659
Pension Cost..........................................................      15,318      20,455
Deferred Compensation.................................................           0       8,944
                                                                        ----------  ----------
Gross Deferred Tax Asset..............................................     193,342     216,777
                                                                        ----------  ----------
Liabilities:
Allowance for Investments.............................................       3,896       5,503
Property and Equipment................................................      38,235      61,156
                                                                        ----------  ----------
Net Deferred Tax Asset................................................  $  151,211  $  150,118
                                                                        ----------  ----------
                                                                        ----------  ----------

    Tax legislation by the State of West Virginia, enacted on July 1, 1987, has made the Holding Company subject to both an Income tax and Business Franchise tax. Because of modifications available in the income tax provisions, the Holding Company had $61,520., $53,834. and $41,054. in expense for State Income taxes for the years ending December 31, 1995, 1994 and 1993, respectively. Further, the Holding Company utilized bank shares tax credits to offset all Business Franchise taxes accrued as of year ends.

                     Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994


6.  Employee Pension and Retirement Plan:

    The Bank Holding Company has a qualified defined benefit pension plan which is available to employees meeting certain age and service requirements. The total pension expense for the years 1996, 1995 and 1994 was $71,101., $35,482, $34,017. respectively. The Bank's policy is to fund pension costs at the maximum amount that can be deducted for Federal Income tax purposes.

    The following is a summary of the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996, 1995 and 1994.

                                                                                 1996        1995        1994
                                                                              ----------  ----------  -----------
Actuarial present value of accumulated benefit obligation...................  $  276,949  $  215,686  $   198,579
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Projected benefit obligation................................................  $  703,635  $  571,545  $   537,885
Plan assets at fair value...................................................     625,279     515,619      411,141
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Projected Benefit Obligation Less Than Plan Assets..........................  ($  78,356) ($  55,926) ($  126,744)
Unrecognized net asset at transition, net of amortization...................     (72,419)    (79,002)     (85,585)
Unrecognized net loss from past experience different from that assumed......     104,110     117,236      116,237
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Accrued Pension Cost Included In Other Liabilities..........................  ($  46,665) ($  17,692) ($   96,092)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

    Following is a summary of the components of net periodic pension costs:


                                                                                1996        1995        1994
                                                                              ----------  ----------  -----------
Service cost - benefits earned during the period                              $41,461     $36,252     $35,337
Interest cost on projected benefit obligation                                  49,072      39,663      37,256
Actual return on plan assets                                                  (49,495)    (40,316)    (10,576)
Net amortization and deferral                                                  (3,108)     (6,471)    (28,000)
                                                                             -----------  ----------  -----------
  Net Periodic Pension Cost                                                   $37,930     $29,128     $34,017
                                                                             -----------  ----------  -----------
                                                                             -----------  ----------  -----------


    At year end 1996, 1995 and 1994, an 8% weighted average discount rate and a 5% rate of increase in future compensation levels was used to determine the actual present value of the projected benefit obligation. The projected long-term rate of return on plan assets was 8% in 1996, 1995 and 1994.

                    Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

7.  Related Party Transactions:

    The Banks have entered into related party transactions with various directors, officers and employees. Such transactions originated in the normal course of bank operations as a depository and lending institution. Activity in the loans to this group for the year are as follows:

BALANCE      NEW LOANS      LOAN PAYMENTS   BALANCE
 1995          1996             1996         1996
-----------  ------------  --------------   ----------
$1,649,359   $5,291,616    $3,353,916       $3,587,059


8. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk:

    The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments, unused credit loan limits, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

    The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1996, the Bank has $5,207,000. of loan commitments outstanding with $1,051,000. expiring in excess of one year. The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for these commitments is represented by the contractual amount. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

                    Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

8. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk (Continued):

        The total amounts of off-balance-sheet financial instruments with credit risk are as follows:

                                              DECEMBER 31,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
    Loan commitments.................  $  5,031,000  $  5,385,057
    Standby letters of credit........  $    176,000  $    218,900


         The Bank subsidiaries grant retail, commercial and commercial real estate loans to customers located throughout West Virginia and Eastern Kentucky.

         The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Although the Bank has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the economic conditions in each loan's respective location.

9.  Restriction on Cash and Due from Banks and Contingent Liabilities:

         The Bank is required to maintain average balances with the Federal Reserve Bank. The average required reserve balances were $375,000. and $380,000. for 1996 and 1995 respectively. The Bank has various claims and suits pending at December 31, 1996 arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation will not materially affect the Bank's financial position or earnings.

10. Regulatory Matters

         The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines which define the adequacy of the capital levels of regulated institutions. These risk based capital guidelines require minimun levels of capital based upon the risk rating of assets and certain off-balance-sheet items. Assets and off-balance-sheet items are assigned regulatory risk-weights ranging from 0% to 100% depending on their level of credit risk. The guidelines classify capital in two tiers, Tier I and Tier II, the sum of which is total capital. Tier I capital is essentially common equity, less intangible assets. Tier II capital is essentially qualifying long-term debt and a portion of the allowance for loan losses.

                                                               REGULATORY
                                                COMPANY         MINIMUM
                                              -----------  -----------------
Tier I risk based capital ratio..............  17.03%              4%
Total risk based capital ratio...............  18.04%              8%
Tier I leverage ratio...................       10.89%              4%


         The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above.

                    Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

11. Disclosures about fair value of financial instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Cash Equivalents--For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

         Investment Securities--For investment securities, fair values are based on quoted market prices or dealer quotes.

         Loans--Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Deposit Liabilities--The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

         Securities Sold Under Agreements to Repurchase--For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

         Federal Home Loan Bank Advances--Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

         Note Payable--The carrying value of variable rate borrowed funds is a reasonable estimate of fair value.

         Commitments to Extend Credit and Standby Letters of Credit-Committments to extent credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

         The fair values of the Company's financial instruments at December 31, 1996 are as follows:

                                             CARRYING        FAIR
                                              AMOUNT         VALUE
                                            -------------------------------
Financial assets:
Cash and cash equivalents.................  $  4,434,697    $  4,434,697
Federal funds sold.............. .........     7,470,000       7,470,000
Investment securities.....................    21,395,389      21,155,512
Loans.....................................    71,553,111      70,711,285
Less: allowance for loan losses...........      (681,375)       (681,375)
                                            -------------------------------
                                            $104,171,822  $  103,090,119
Financial liabilities:
Deposits..................................  $ 95,232,579  $   95,065,249
                                            -------------------------------
                                            -------------------------------

                    Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

12. Treasury Stock:

    In 1994, 908 shares of treasury stock were purchased of which 21 shares were sold. In 1992, 238 shares of treasury stock were purchased. The total number of shares outstanding were 467,612 for both 1996 and 1995. Earnings per share has been computed using a weighted average number of shares outstanding.

13. Merger and Acquisition:

    On May 28, 1996 the Company and its subsidiaries, Logan Bank & Trust Company and Bank of Chapmanville entered into a merger agreement whereby the bank subsidiaries would merge into Logan Bank & Trust Company. The merger was completed after proper approval by the directors, shareholders and regulatory agencies. Since surviving bank was still a wholly owned subsidiary of the company, the transaction was accounted for under the pooling of interest method and no restatement of prior periods was necessary.

    In February, Logan Bank & Trust Company opened a branch located in Man, West Virginia. This full service branch services the southern part of Logan County and its neighboring counties. In November Logan Bank & Trust Company acquired a branch facility located in Harts, West Virginia from another financial institution. Under the purchase agreement, the bank acquired all the real and personal property and assumed the deposits related to the branch. The income and expenses of operating these branch facilities are included in the consolidated statement of income from their opening dates.

14. Parent Only Condensed Financial Information:

                                                                         DECEMBER 31,
                                                                 ----------------------------
CONDENSED BALANCE SHEET:                                             1996           1995
---------------------------------------------------------------  -------------  -------------
Assets:
Cash...........................................................  $     354,485  $     265,395
Other Assets...................................................        264,396         22,922
Investment in Subsidiaries.....................................     11,379,008     10,395,102
                                                                 -------------  -------------
                                                                 $  11,997,889  $  10,683,419
                                                                 -------------  -------------
                                                                 -------------  -------------
Liabilities and Equity:
Accrued Liabilities............................................  $     582,953  $     292,199
Common Stock...................................................      1,274,030      1,274,030
Surplus........................................................      2,070,816      2,070,816
Retained Earnings..............................................      8,930,288      7,906,572
Treasury Stock.................................................       (860,198)      (860,198)
                                                                 -------------  -------------
                                                                 $  11,997,889  $  10,683,419
                                                                 -------------  -------------
                                                                 -------------  -------------
Condensed Statement of Income:
Equity in Net Earnings of subsidiaries.........................  $   1,635,759  $   1,254,870
Other Income...................................................         37,414         25,527
Operating Expenses.............................................        135,104         68,546
                                                                 -------------  -------------
Net Income.....................................................  $   1,538,069  $   1,211,851
                                                                 -------------  -------------
                                                                 -------------  -------------


                    Logan County BancShares, Inc. and Subsidiary

                      Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 AND 1994

14. Parent Only Condensed Financial Information (Continued):

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Condensed Statement of Changes in Cash Flow:
Cash Flows From Increases (Decreases) in Cash and Cash Equivalents
  Operating Activities:
Net Income..............................................................  $  1,538,069  $  1,211,851  $  1,065,274
Net Change in Other Assets..............................................      (241,475)       29,912        28,103
Net Change in Notes Payable.............................................             0             0             0
Net Change in Accrued Liabilities.......................................       290,754       (33,914)     (297,198)
                                                                          ------------  ------------  ------------
Net Cash Provided by Operating Activities...............................     1,587,348     1,207,849       796,179
                                                                          ------------  ------------  ------------
Cash Flows From Investing Activities: Net Change in Investment in
  Subsidiaries..........................................................      (960,505)     (680,637)     (637,985)
                                                                          ------------  ------------  ------------
Net Cash Provided (Used) in Investing Activities........................       960,505      (680,637)     (637,985)
                                                                          ------------  ------------  ------------
Cash Flows From Financing Activities:
Dividends...............................................................      (537,753)     (444,232)     (327,646)
Purchase of Treasury Stock..............................................             0             0       (22,700)
Sale of Treasury Stock..................................................             0             0         2,100
                                                                          ------------  ------------  ------------
Net Cash Used in Financing Activities...................................      (537,753)     (444,232)     (348,246)
                                                                          ------------  ------------  ------------
Net Change in Cash and Cash Equivalents During the Year.................        89,090        82,980      (190,052)
Cash Account:
Beginning of Year.......................................................       265,395       182,415       372,467
                                                                          ------------  ------------  ------------
End of Year.............................................................  $    354,485  $    265,395  $    182,415
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                None.

                              PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information appearing on Page 57 of the Corporation's Proxy Statement, dated April 2, 1997, is incorporated herein by reference in response to this item.


        Executive Officers of the Registrant:


 Name                      Age            Position and Office
 ----                      ---            -------------------
 Harvey Oakley             76             Chairman of the Board - Logan
                                          County BancShares, Inc. Mr. Oakley
                                          has been an officer and Director of
                                          Logan Bank & Trust Company since
                                          1963, a attorney at law, and Circuit
                                          Judge, State of West Virginia.

 Frank H. Oakley           82             President - Logan County BancShares,
                                          Inc. Mr. Oakley has been the President
                                          of Logan Bank & Trust Company since
                                          1963 and is Chairman of the Board of
                                          Bray and Oakley Insurance Agency, Inc.

 Eddie D. Canterbury       48             Executive Vice President and CEO of
                                          Logan County BancShares, Inc. Mr.
                                          Canterbury has been the Executive Vice
                                          President/CEO of Logan Bank & Trust
                                          Company since 1983 and Sr. Vice
                                          President since 1980. He is a Director
                                          of Logan Bank & Trust Company.


                       ITEM 11 - EXECUTIVE COMPENSATION

     The information appearing in the Corporation's Definitive Proxy Statement, dated April 2, 1997, is incorporated herein by reference in response to this item.


                ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT


     The information appearing in the Corporation's Definitive Proxy Statement, dated April 2, 1997, is incorporated herein by reference in response to this item.


             ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information appearing in the Corporation's Definitive Proxy Statement, dated April 2, 1997 is incorporated herein by reference in response to this item.


             ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                              AND REPORTS ON FORM 8-K


     None.

                  Logan County BancShares, Inc.
POST OFFICE BOX 597  LOGAN, WEST VIRGINIA 25601   (304) 752-0280
                       (304) 752-4649

                               April 2, 1997



Dear Stockholder:

     Your Board of Directors is pleased to invite you to attend the Annual Meeting of Stockholders of Logan County BancShares, Inc. on April 22, 1997, at 3:00 p.m. The Notice of Meeting and Proxy Statement are attached.

     The meeting will be held at Logan Bank and Trust Company's lobby, Washington and Main Street, Logan, West Virginia. The business of the meeting will be the election of the Directors and to transact such other business as may properly come before the meeting.

     We hope that you can attend the meeting. In any event, please mark, date and sign the enclosed proxy and return it in the accompanying envelope.

                       LOGAN COUNTY BANCSHARES, INC.


/s/ Frank H. Oakley                                    /s/ Eddie Canterburya
  Frank H. Oakley                                         Eddie Canterburya
    President                                       Executive Vice President/CEO

Logan Bank & Trust   Chapmanville Bank of   Man Bank Of    Harts Bank Of
      LB&T                  LB&T                                LB&T
                                     54

                 NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                              April 2, 1997

    The Annual Meeting of Stockholders of Logan County BancShares, Inc. will be held at Logan Bank and Trust Company's lobby at 3:00 p.m. on April 22, 1997, for the following purposes:


       1.  To elect Directors of the Corporation

       2. To transact such other business as may properly come before the meeting.



    Only stockholders of record at the close of business on March 24, 1997 are entitled to notice of and to vote at the meeting.

                         LOGAN COUNTY BANCSHARES, INC.
                  Proxy for the Annual Meeting of Shareholders
                           To be Held April 22, 1997

           THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS


    The undersigned hereby appoints Frank H. Oakley, Harvey Oakley and Eddie Canterbury, or any of them, proxies or proxy of the undersigned with full power of substitution to vote, as designated below, the shares of the undersigned at the Annual Meeting of the Shareholders of Logan County BancShares, Inc. to be held at Logan Bank and Trust Company's office, Corner of Washington Avenue and Main Street, Logan, West Virginia, on April 22, 1996 at 3:00 p.m. and at any and all adjournments thereof, with all of the powers the undersigned would possess if personally present.

       1.  Proposal to approve the nominated Board of Directors.

             [   ]  FOR    [   ]  AGAINST  [   ]  ABSTAIN

       2. In their discretion, the proxies are authorized to vote upon such other business and on such other matters as may properly come before the meeting or any adjournments thereof.

    The shares as represented by this Proxy will be voted as specified by the undersigned. If no specification is made, this Proxy will be cast FOR Proposal.

Number of Shares: ___________    Date:__________, 1997
_____________________________    _____________________
_____________________________    _____________________
    Certificate Name(s)             Signature(s)

    Please sign in the manner in which your stock is registered. When signing as attorney, trustee or guardian, please give your full title as such. For joint accounts, each Joint Tenant should sign. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by authorized person.

                         LOGAN COUNTY BANCSHARES, INC.
                               P.O. BOX 597
                          LOGAN, WEST VIRGINIA 25601

                              APRIL 2, 1997

                             PROXY STATEMENT

Solicitation and Revocability of Process

     This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Logan County BancShares, Inc. (Corporation) of proxies for the Annual meeting of Stockholders of the Corporation to be held April 22, 1997, and any adjournment thereof. Shares represented by properly executed proxies which are received in time and not revoked will be voted at the meeting in the manner described in the proxies. Any proxy may be revoked at any time before it is exercised.

Information as to Voting Securities

      The Board of Directors has fixed the close of business on March 24, 1997, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. At the record date, 467,612 shares of Common Stock of the Corporation were outstanding and entitled to be voted at the meeting. Each share of Common Stock is entitled to one vote.

Election of Directors

     The Board of Directors of the Corporation has, in accordance with the bylaws, fixed the number of Directors of the Corporation at not less than three. Accordingly, eight Directors are proposed to be elected to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and have qualified. It is intended that shares represented by proxies solicited by the Board of Directors will, unless contrary instructions are given, be voted in favor of the election as Directors of the nominees listed below. If any nominee is unavailable for election, the shares may be voted for a substitute nominee. The following nominees have been proposed to serve as Directors of the Corporation. They are:

                                                             COMMON STOCK
    NAME              AGE      PRINCIPAL OCCUPATION        BENEFICIALLY OWNED

Frank H. Oakley        82      President, Logan County         (A)  85,808
                               BancShares, Inc.; Chair-
                               man, Bray & Oakley Insur-
                               ance Agency, Inc.; President,
                               Logan Bank and Trust

                                                                  COMMON STOCK
       NAME        AGE      PRINCIPAL OCCUPATION               BENEFICIALLY OWNED

Harvey Oakley       76      Chairman of the Board, Logan       (B)  44,955
                            County BancShares, Inc.;
                            Attorney at Law; Chairman of the
                            Board of Logan Bank and Trust.

Clell Peyton        60      Director, Logan Bank and Trust;          6,614
                            Agency Manager, Nationwide
                            Insurance Company.

Earle B. Queen      69      Director, Logan Bank and Trust;    (C)  12,100
                            President, Logan Planing Mill;
                            President, James Funeral Home

LaVeta Jean Ray     65      Retired Counselor, Chapmanville          4,000
                            High School.

William W. Wagner   64      Director, Logan Bank and Trust;    (D)   7,200
                            Director, United BancShares;
                            Former Chairman, Eagle Bancorp,
                            Inc.

Eddie Canterbury    48      Director and Executive Vice              2,738
                            President/CEO Logan County
                            BancShares, Inc.; Director and
                            Executive Vice President/CEO,
                            Logan Bank and Trust.

Walter D. Vance     46      Vice President, Logan County       (E)   3,046
                            BancShares, Inc.; Vice
                            President, Aracoma Drug
                            Company.


(A) Includes 33,458 shares for which voting and investment powers are deemed shared; 11,000 shares owned by Bray & Oakley Insurance Agency, Inc; 4,349 shares owned by Sarah Ann Oakley Matteson; 3,909 shares owned by Bruce McDonald Holding Company; 13,750 shares owned by W. W. McDonald Land Company; 450 shares owned by Triadelphia Land Company. As to the last three companies, Mr. Oakley and his brother, Harvey Oakley, are officers and are empowered to vote the shares. These 18,109 shares are included as beneficially owned by both Frank Oakley and Harvey Oakley.

(B) Includes 3,623 jointly owned with spouse. See also (A) for 18,109 company owned shares.

(C) Included 12,000 shares owned by Earle B. Queen, Trust.

(D) Includes 436 shares jointly owned with spouse.

(E) Includes 566 shares owned by Aracoma Drug Company.

Executive Compensation

     All Executive Officers of Logan County BancShares, Inc. were compensated $48,923.00 in salaries and $9,600.00 in Director's fees during 1996.

Other Matters

     As of the date of this Proxy Statement, the Board of Directors was not aware of any matters not referred to in the form proxy that would be presented for action at the meeting. If any other business comes before the meeting, the persons named in the proxy will have discretionary authority to vote the shares represented by them in accordance with their best judgement.

Date for Submission of Stockholder Proposals

     All proposals must be submitted to the Board of Directors 30 days prior to the Annual Meeting of Stockholders.

                            NOTICE TO SHAREHOLDERS
                            ----------------------


        The Annual Disclosure Statement, which contains certain financial information, of Logan Bank and Trust Company is available upon request.

        Please contact the New Accounts Department at:

                          Logan Bank and Trust Company
                          43 Washington Avenue
                          Post Office 597
                          Logan, West Virginia 25601-0597
                          Phone: (304) 752-1166

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LOGAN COUNTY BANCSHARES, INC.
                                               (Registrant)

                                       /s/ Eddie Canterburya
                                       -----------------------------
                                       Eddie Canterburya
                                       Executive Vice President/CEO

                                       March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated.

   SIGNATURE

Frank H. Oakley                            Director, President

Harvey Oakley                              Director, Chairman of the
                                             Board

Clell Peyton                               Director   By: /s/ Eddie Canterbury
                                                         ---------------------
Earle B. Queen                             Director      Eddie Canterbury
                                                          Attorney in Fact
Lavetta J. Ray                             Director          Date:
                                                             March 25, 1997
Walter D. Vance                            Director

William W. Wagner


/s/ Eddie Canterbury                       Executive Vice President
------------------------------               and Director
Eddie Canterbury
Director