Form 10-Q
period 1997-03-31
LOGAN COUNTY BANCSHARES INC
filed 1997-05-15
CIK 760327

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549

                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For Quarter Ended           March 31, 1997
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

                           55-0660015
 ........................................................................
                        (IRS Employer Identification Number)

P. O. BOX 597, LOGAN, WEST VIRGINIA                  25601
 ........................................................................

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
                                                           ------------

                           LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

        ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of March 31,
                   1997 and 1996 and December 31, 1996.

                 Consolidated Statement of Income For the Three Month
                   Period Ended March 31, 1997 and 1996.

                 Consolidated  Statement  of Changes in Stockholders'
                   Equity for the Three Month Period Ended March
                   31, 1997 and 1996.

                 Consolidated Statement of Cash Flows for the Three
                   Month Period Ended March 31, 1997 and 1996.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                   LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Condition
                    March 31, 1997 and 1996 and December 31, 1996
                                   (In Thousands)


                                   ASSETS
                                   ------          March 31,            December 31,
                                             1997           1996           1996
                                             ----           ----        -------

CASH AND DUE FROM BANKS                    $4,817         $3,670         $4,435

INVESTMENT SECURITIES:
    AVAILABLE FOR SALE                     15,220          8,560         14,326
    HELD TO MATURITY                        7,065          9,149          7,069

FEDERAL FUNDS SOLD                          9,210          8,635          7,275

LOANS:
    TOTAL LOANS                            73,988         63,346         71,553

    RESERVE FOR LOAN LOSSES                   681            666            681
                                       ----------     ----------     ----------
    NET LOANS                              73,307         62,680         70,872

BANK PREMISES AND EQUIPMENT                 2,136          1,951          2,121

ACCRUED INTEREST AND OTHER ASSETS           1,383          1,021          1,282
                                       ----------     ----------     ----------
                                         $113,138        $95,666       $107,380
                                       ==========     ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

DEPOSITS:
    DEMAND DEPOSITS                       $30,891        $26,907        $28,030
    SAVINGS DEPOSITS                       30,606         28,807         30,560
    TIME DEPOSITS                          39,178         28,659         36,643
                                       ----------     ----------     ----------
     TOTAL DEPOSITS                       100,675         84,373         95,233

LONG-TERM BORROWINGS                            0            187              0

ACCRUED AND OTHER LIABILITIES                 543            300            689

INCOME TAXES PAYABLE:
    CURRENT                                   237            134             39
    DEFERRED                                   -3              3              4
                                       ----------     ----------     ----------
     TOTAL LIABILITIES                    101,452         84,997         95,965

STOCKHOLDERS' EQUITY:
    COMMON STOCK-$2.50 PAR VALUE;
     AUTHORIZED-520,000 SHARES;
     ISSUED & OUTSTANDING-509,612.          1,274          1,274          1,274
    SURPLUS                                 2,071          2,071          2,071
    RETAINED EARNINGS                       9,201          8,184          8,930
    TREASURY STOCK                           (860)          (860)          (860)
                                       ----------     ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY            11,686         10,669         11,415
                                     ------------   ------------   ------------
                                         $113,138        $95,666       $107,380
                                     ============   ============   ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                          Consolidated Statement of Income
             For the Three Month Periods Ended March 31, 1997 and 1996
                                   (In Thousands)

                                                      1997           1996
                                                      ----           ----
INTEREST INCOME:
    INTEREST ON LOANS                                 $1,559         $1,338
    INTEREST ON INVESTMENTS                              327            217
    INTEREST ON FEDERAL FUNDS SOLD                       118            134
                                                  ----------     ----------
                                                       2,004          1,689

INTEREST EXPENSE:
    INTEREST ON DEPOSITS                                 818            701
    OTHER INTEREST EXPENSE                                 0              7
                                                  ----------     ----------
    NET INTEREST INCOME                                1,186            981

PROVISION FOR LOAN LOSSES                                  0             10
                                                  ----------     ----------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                         1,186            971

OTHER INCOME:
    SERVICE FEES                                         272            151
    OTHER OPERATING INCOME                                17             20
                                                  ----------     ----------
    TOTAL OTHER INCOME                                   289            171

OTHER EXPENSES:
    SALARIES AND BENEFITS                                416            385
    EXPENSE OF BANK PREMISES AND
     EQUIPMENT                                            88             79
    OTHER OPERATING EXPENSES                             267            269
                                                  ----------     ----------
    TOTAL OTHER EXPENSES                                 771            733

INCOME BEFORE INCOME TAXES                               704            409

FEDERAL INCOME TAXES                                     232            139
                                                  ----------     ----------
    NET INCOME                                          $472           $270
                                                 ===========     ==========

PER SHARE OF COMMON STOCK NET INCOME                   $1.01          $0.58
                                                  ==========     ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
             Consolidated Statement in Changes in Stockholders' Equity For the Three Month Periods Ended March 31, 1997 and 1996
                                   (In Thousands)


                                                                                    Net Unrealized
                                                                                    (losses) on
                                            Common                      Retained    Available-for-      Treasury
                                            Stock         Surplus       Earnings    Sale Securities       Stock        Total
                                            ------        -------       --------    ---------------     --------       -----

BALANCE - DECEMBER 31
     1996                                  $1,274         $2,071         $8,986           ($56)         ($860)       $11,415


DIVIDENDS ON 467,612 SHARES
    COMMON STOCK @ $0.30                                                   (140)                                        (140)

CHANGE IN NET UNREALIZED
    HOLDING GAINS (LOSSES)
    ON AVAILABLE FOR-SALE
    SECURITIES                                                                             (61)                          (61)

NET INCOME FOR THE THREE MONTHS
    ENDED MARCH 31, 1997                        0              0            472              0              0            472
                                       ----------     ----------     ----------  -------------     ----------     ----------
                                           $1,274         $2,071         $9,318          ($117)         ($860)       $11,686
                                       ==========     ==========     ==========  =============     ==========     ==========


BALANCE - DECEMBER 31
     1995                                  $1,274         $2,071         $7,986           ($79)         ($860)       $10,392

CHANGE IN NET UNREALIZED
    HOLDING GAINS (LOSSES)
    ON AVAILABLE FOR-SALE
    SECURITIES                                                                               7                             7

NET INCOME FOR THE THREE MONTHS
    ENDED MARCH 31, 1996                        0              0            270              0              0            270
                                       ----------     ----------     ----------  -------------     ----------     ----------
                                           $1,274         $2,071         $8,256           ($72)         ($860)       $10,669
                                       ==========     ==========     ==========  =============     ==========     ==========




  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


                                                                      1997           1996
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                         $472           $270
   ADJUSTMENTS TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                                     36             36
       SECURITY AMORTIZATION AND
         ACCREATION                                                      3              5
       MARKET VALUE AMORTIZATION                                         1              1
       PROVISION FOR LOAN LOSSES                                         0             10
   (GAIN) LOSS ON SALE OF
       INVESTMENT SECURITIES                                             0              0
       (INCREASE) DECREASE IN OTHER
         ASSETS                                                        (56)             7
       INCREASE (DECREASE) IN OTHER
         LIABILITIES                                                    45           (173)
    -------                                                        -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                           501            156

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE                   0            500
   PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY               0          2,500
   PURCHASE OF SECURITIES AVAILABLE FOR SALE                        (1,000)        (3,250)
   PURCHASE OF SECURITIES HELD TO MATURITY                               0         (1,000)
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                                             (1,935)        (1,165)
   NET (INCREASE) DECREASE IN LOANS                                 (2,435)           995
   PURCHASE OF BANK PREMISES
     AND EQUIPMENT                                                     (51)          (270)
                                                                   -------        -------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                        (5,421)        (1,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                                 2,861           (338)
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                                   46            358
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                                   2,535            636
   PROCEEDS FROM LONG-TERM BORROWINGS                                    0            187
   DIVIDENDS PAID                                                     (140)             0
                                                                   -------        -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         5,302            843
                                                                   -------        -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    382           (691)

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                               4,435          4,361
                                                                   -------        -------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                                    $4,817         $3,670
                                                                   =======        =======




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

    The Company reported net income of $472,000. for the three months ended March 31, 1997 compared to $270,000. for the three months ended March 31, 1996, representing a 74.81% increase. This increase was primarily the result of the increase in net interest income of $205,000., increase in other income of $118,000. and increase in all operating expenses net of other income of $121,000.

    Earnings per common share were $1.01 for the three months ended March 31, 1997 compared with $0.58 for the same period of 1996.

    Logan County Bancshares' annualized return on assets (ROA) for the three month period ended March 31, 1997 was 1.67% compared to 1.13% for the three month period ended March 31, 1996. Annualized return on shareholders' equity (ROE) was 16.16% and 10.13% at March 31, 1997 and 1996, respectively.

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

    Interest income  amounted  to  $2,004,000. at   March   31,  1997, an
increase of $315,000. from March 31, 1996. Interest expense also increased $110,000., resulting in an overall increase of $205,000. or 20.90% in net interest income between March 31, 1997 and March 31, 1996.


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

    For the three month period ended March 31, 1997, the provision for loan losses decreased $10,000. to $0. or 100.00% compared to the same period ended March 31, 1996.

    The reserve for loan losses was $681,000. at March 31, 1997 compared to $666,000. at March 31, 1996. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .92% at March 31, 1997 and 1.05% at March 31, 1996.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

                 SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                             (in thousands of dollars)

                                             March 31,
                                       --------------------
                                       1997           1996
                                      -------        -------
Loans past due 90 or more days
   still accruing interest             $246            $217
                                     -------         -------
Nonperforming assets:
   Nonaccruing loans                    683           1,719
   Other real estate owned              259             180
                                     -------         -------
                                       $942          $1,899
                                     =======         =======
NONINTEREST INCOME

    Noninterest income includes revenues from all sources other than interest income. For the three month period ended March 31, 1997, noninterest income totalled $289,000., representing an increase of $118,000., or 69.01% from the $171,000. recorded during the same period of 1996. This increase was primarily due to increases in service fees income of $121,000.

    Logan County Bancshares intends to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE

    Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 1997, the Company's noninterest expense totalled $771,000., remaining consistent with total noninterest expense for the three months ended March 31, 1996. Expressed as a percentage of assets, annualized noninterest expense was 2.73% at March 31, 1997, compared to 3.06% at March 31, 1996.

    Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 54% of total noninterest expense at March 31, 1997 and 1996. Salaries and employee benefits increased $31,000., or 8.05% at March 31, 1997 compared to March 31, 1996. This increase is primarily due to increased personnel.

INCOME TAXES

    Logan County Bancshares' federal income tax expense, for the three month period ended March 31, 1997, reflected a $93,000. increase when compared to the same period of 1996. Income tax expense equalled 32.95% and 33.98% of income before taxes at March 31, 1997 and 1996, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

    Total assets grew by $5,758,000. between year end and March 31, 1997 to a balance of $113,138,000. The major component of this growth was an increase in Investment Securities of $1,000,000. and an increase in Federal Funds Sold of $1,935,000., and loan increases of $2,435,000. The primary source of funds for this growth was an increase in deposits of $5,442,000., and net income of $472,000.

Liquidity:

    Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At March 31, 1997, Federal Funds Sold amounted to $9,210,000. and securities maturing within one year amounted to $7,180,000. These are compared to the balances at March 31, 1996 of $8,635,000. in Federal Funds Sold and maturing Investment Securities of $5,337,000. due within one year.

    Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 1997 and 1996, banks have been faced with more volatile, interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

    Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation and merger, it has accumulated Retained Earnings of $9,318,000. and has a total Stockholders' Equity of $11,686,000. as of March 31, 1997; as compared to $8,256,000. of Retained Earnings and total Stockholders' equity of $10,669,000. at March 31, 1996.

    The equity capital was 10.33% and 11.15% of total assets at March 31, 1997 and 1996 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

                                        LOGAN COUNTY BANCSHARES, INC.
                                   -------------------------------------

                                            (Registrant)




Date
    ----------------------------  -------------------------------------
                                       Frank Oakley, President
                                       (Signature)