Form 10-Q
period 1997-06-30
LOGAN COUNTY BANCSHARES INC
filed 1997-08-14
CIK 760327

                         FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C. 20549

       Quarterly Report Under Section 13 and 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended                       June 30, 1997
                  ------------------------------------------------------------

Commission File Number                  2-95114
                      --------------------------------------------------------

                            LOGAN COUNTY BANCSHARES, INC.
------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

                                      WEST VIRGINIA
------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                       55-0660015
------------------------------------------------------------------------------
                         (IRS Employer Identification Number)

P.O. Box 597, LOGAN, WEST VIRGINIA                      25601
------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

                                      (304) 752-1166
------------------------------------------------------------------------------
                 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.     Yes  x        No
                                                      -----        -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer's classes of
common stock, as of the latest practicable date.    467,612
                                                 ---------------

                                 LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS:

                  Consolidated Statement of Condition As of June 30,
                      1997 and 1996 and December 31, 1996.

                  Consolidated Statement of Income for the Three Month
                      Period Ended June 30, 1997 and 1996.

                  Consolidated Statement of Income for the Six Month
                      Period Ended June 30, 1997 and 1996.

                  Consolidated Statement of Changes in Stockholders'
                      Equity for the Six Month Period Ended June
                      30, 1997 and 1996.

                  Consolidated Statement of Cash Flows for the Six
                      Month Period Ended June 30, 1997 and 1996.

                  Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Condition
                   June 30, 1997 and 1996 and December 31, 1996
                                (In Thousands)

                                    ASSETS

                                               June 30,            December 31,
                                           1997          1996          1996
                                           ----          ----      ------------

CASH AND DUE FROM BANKS                  $  4,844       $  3,344     $  4,435

INVESTMENT SECURITIES:
  AVAILABLE FOR SALE                       18,842         11,423       14,326
  HELD TO MATURITY                          7,061          9,637        7,069

FEDERAL FUNDS SOLD                          4,475          6,050        7,275

LOANS:
  TOTAL LOANS                              77,259         66,427       71,553

    RESERVE FOR LOAN LOSSES                   581            676          681
                                         --------        -------     --------
    NET LOANS                              76,678         65,751       70,872

BANK PREMISES AND EQUIPMENT                 2,121          1,943        2,121

ACCRUED INTEREST AND OTHER ASSETS           1,341          1,213        1,282
                                         --------        -------     --------
                                         $115,362        $99,361     $107,380
                                         --------        -------     --------
                                         --------        -------     --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  DEMAND DEPOSITS                        $ 30,230        $26,519     $ 28,030
  SAVINGS DEPOSITS                         30,592         29,338       30,560
  TIME DEPOSITS                            41,821         32,073       36,643
                                         --------        -------     --------
    TOTAL DEPOSITS                        102,643         87,930       95,233

LONG-TERM BORROWINGS                            0              0            0

ACCRUED AND OTHER LIABILITIES                 556            602          689

INCOME TAXES PAYABLE:
  CURRENT                                      87             51           39
  DEFERRED                                      0              0            4
                                         --------        -------     --------
    TOTAL LIABILITIES                     103,286         88,583       95,965

STOCKHOLDERS' EQUITY:
  COMMON STOCK-$2.50 PAR VALUE;
    AUTHORIZED-520,000 SHARES;
    ISSUED & OUTSTANDING-509,612.           1,274          1,274        1,274
  SURPLUS                                   2,071          2,071        2,071
  RETAINED EARNINGS                         9,591          8,293        8,930
  TREASURY STOCK                             (860)          (860)        (860)
                                         --------        -------     --------
    TOTAL STOCKHOLDERS' EQUITY             12,076         10,778       11,415
                                         --------        -------     --------
                                         $115,362        $99,361     $107,380
                                         --------        -------     --------
                                         --------        -------     --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Income
           For the Three Month Periods Ended June 30, 1997 and 1996
                          (In Thousands)


                                                  1997            1996
                                                 ------          ------

INTEREST INCOME:
     INTEREST ON LOANS                           $1,645          $1,375
     INTEREST ON INVESTMENTS                        371             298
     INTEREST ON FEDERAL FUNDS SOLD                 112             115
                                                 ------          ------
                                                  2,128           1,788

INTEREST EXPENSE:
     INTEREST ON DEPOSITS                           875             712
     OTHER INTEREST EXPENSE                           0               1
                                                 ------          ------
            NET INTEREST INCOME                   1,253           1,075

PROVISION FOR LOAN LOSSES                            15              10
                                                 ------          ------
            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES            1,238           1,065

OTHER INCOME:
     SERVICE FEES                                   290             234
     OTHER OPERATING INCOME                          10              10
                                                 ------          ------
            TOTAL OTHER INCOME                      300             244

OTHER EXPENSES:
     SALARIES AND BENEFITS                          423             385
     EXPENSE OF BANK PREMISES AND
      EQUIPMENT                                      95              82
     OTHER OPERATING EXPENSES                       303             268
                                                 ------          ------
            TOTAL OTHER EXPENSES                    821             735

INCOME BEFORE INCOME TAXES                          717             574

FEDERAL INCOME TAXES                                243             189
                                                 ------          ------
     NET INCOME                                    $474            $385
                                                 ------          ------
                                                 ------          ------

PER SHARE OF COMMON STOCK NET INCOME              $1.01           $0.82
                                                 ------          ------
                                                 ------          ------




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LOGAN COUNTY BANCHSHARES, INC. AND SUBSIDIARIES
                             Consolidated Statement of Income
                  For the Six Month Period Ended June 30, 1997 and 1996
                                      (In Thousands)



                                                      1997           1996
                                                      ----           ----
INTEREST INCOME
     INTEREST ON LOANS                               $3,204          $2,713
     INTEREST ON INVESTMENTS                             698             515
     INTEREST ON FEDERAL FUNDS SOLD                     230             249
                                                   --------       ---------
                                                      4,132           3,477


INTEREST EXPENSE:
     INTEREST ON DEPOSITS                             1,693           1,413
     OTHER INTEREST EXPENSE                               0               8
                                                   --------       ---------
         NET INTEREST INCOME                          2,439           2,056

PROVISION FOR LOAN LOSSES                                15              20
                                                   --------       ---------
         NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                   2,424           2,036

OTHER INCOME:
     SERVICE FEES                                       562             385
     OTHER OPERATING INCOME                              27              30
                                                   --------       ---------
         TOTAL OTHER INCOME                             589             415

OTHER EXPENSES:
     SALARIES AND BENEFITS                              839             770
     EXPENSE OF BANK PREMISES AND
      EQUIPMENT                                         183             161
     OTHER OPERATING EXPENSES                           570             537
                                                   --------       ---------
         TOTAL OTHER EXPENSES                         1,592           1,468

INCOME BEFORE INCOME TAXES                            1,421             983

FEDERAL INCOME TAXES                                    475             328
                                                   --------       ---------
     NET INCOME                                         946             655
                                                   --------       ---------
                                                   --------       ---------
PER SHARE OF COMMON STOCK NET INCOME                  $2.02           $1.40
                                                   --------       ---------
                                                   --------       ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
     Consolidated Statement in Changes in Stockholders' Equity
       For the Six Month Periods Ended June 30, 1997 and 1996
                          (In Thousands)

                                                                      Net Unrealized
                                                                       (Losses) on
                                        Common             Retained    Available-for-    Treasury
                                         Stock    Surplus  Earnings   Sale Securities      Stock        Total
                                       -------   -------  ---------  ---------------    ---------      -------
BALANCE - DECEMBER 31
      1996                              $1,274     $2,071     $8,986            ($56)      $(860)     $11,415

CHANGE IN NET UNREALIZED
      HOLDING GAINS (LOSSES)
      ON AVAILABLE FOR-SALE
      SECURITIES                                                                   5                        5

DIVIDENDS ON 467,612 SHARES COMMON
      STOCK @ $.62 PER SHARE                 0          0       (290)                                    (290)

NET INCOME FOR THE SIX MONTHS
      ENDED JUNE 30, 1997                    0          0        946               0           0          946
                                        ------     ------   --------   -------------      ------         ----
                                        $1,274     $2,071     $9,642            ($51)      ($860)     $12,076
                                        ------     ------   --------   -------------      ------       ------
                                        ------     ------   --------   -------------      ------       ------

BALANCE - DECEMBER 31
      1995                              $1,274     $2,071     $7,986            ($79)      ($860)     $10,392

CHANGE IN NET UNREALIZED
      HOLDING GAINS (LOSSES)
      ON AVAILABLE FOR-SALE
      SECURITIES                                                                 (58)                     (58)

DIVIDENDS ON 467,612 SHARES COMMON
      STOCK @ 0.45 PER SHARE                                    (211)                                    (211)

NET INCOME FOR THE SIX MONTHS
      ENDED JUNE 30, 1996                    0          0        655               0           0          655
                                        ------     ------   --------   -------------      ------       ------
                                        $1,274     $2,071     $8,430           ($137)      ($860)     $10,778
                                        ------     ------   --------   -------------      ------       ------
                                        ------     ------   --------   -------------      ------       ------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                                                       1997              1996
                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:              $    946          $    655
   NET INCOME
   ADJUSTMENT TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                      70                75
       SECURITY AMORTIZATION AND
         ACCREATION                                       4                 9
       MARKET VALUE AMORTIZATION                         (2)               (2)
       PROVISION FOR LOAN LOSSES                         15                20
       (GAIN) LOSS ON SALE OF INVESTMENT
         SECURITIES                                      (5)                0
       (INCREASE) DECREASE IN OTHER ASSETS              (59)             (133)
       INCREASE (DECREASE) IN OTHER
         LIABILITIES                                    (89)               43
                                                   ---------         ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES            880                667

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES
     AVAILABLE FOR SALE                                1000                500
   PROCEEDS AND MATURITIES
     OF SECURITIES                                        0              2,500
   PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                                        (5,500)            (6,227)
   PURCHASE OF SECURITIES HELD TO MATURITY                0             (1,491)
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                               2,800              1,420
   NET (INCREASE) DECREASE IN LOANS                  (5,821)            (2,086)
   PROCEEDS FROM SALE OF ASSETS                           0                  0
   PURCHASE OF BANK PREMISES AND EQUIPMENT              (70)              (302)
                                                   ---------         ----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES         (7,591)            (5,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                  2,200               (726)
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                    32                889
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                    5,178              4,050
   DIVIDENDS PAID                                      (290)              (211)
   PROCEEDS FROM LONG-TERM BORROWINGS                     0                187
   REPAYMENT OF BORROWINGS                                0               (187)
                                                   ---------          ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES          7,120              4,002

   NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  409             (1,017)

   CASH AND CASH EQUIVALENT AT
      BEGINNING OF PERIOD                             4,435              4,361
                                                   ---------         ----------
   CASH AND CASH EQUIVALENT AT
      END OF PERIOD                                $  4,844          $   3,344
                                                   ---------         ----------
                                                   ---------         ----------

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

    The Company reported net income of $946,000. for the six months ended March 31, 1997 compared to $270,000. for the three months ended June 30, 1996, representing a 44.42% increase. This increase was primarily the result of the increase in net interest income of $383,000., increase in other income of $174,000. and increase in all operating expenses net of other income of $266,000.

    Earnings per common share were $2.02 for the six months ended June 30, 1997 compared with $1.40 for the same period of 1996.

    Logan County Bancshares' annualized return on assets (ROA) for the six month period ended June 30, 1997 was 1.70% compared to 1.34% for the six month period ended June 30, 1996. Annualized return on shareholders' equity (ROE) was 16.11% and 12.38% at June 30, 1997 and 1996, respectively.

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

    Interest income amounted to $4,132,000. at June 30, 1997, an increase of $655,000. from June 30, 1996. Interest expense also increased $272,000., resulting in an overall increase of $383,000. or 20.90% in net interest income between June 30, 1997 and June 30, 1996.

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

    For the three month period ended June 30, 1997, the provision for loan losses decreased $5,000. to $15,000 or 25.00% compared to the same period ended June 30, 1996.

    The reserve for loan losses was $581,000. at June 30, 1997 compared to $676,000. at June 30, 1996. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .75% at June 30, 1997 and 1.01% at June 30, 1996.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

    SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                  (in thousands of dollars)

                                                                                                          JUNE 30,
                                                                                                    --------------------
                                                                                                      1997       1996
                                                                                                    ---------  ---------
Loans past due 90 or more days still accruing interest............................................  $     352  $     485

Nonperforming assets:
Nonaccruing loans.................................................................................        554        801
Other real estate owned...........................................................................        209        179
                                                                                                    ---------  ---------
                                                                                                    $     763  $     980
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

NONINTEREST INCOME

    Noninterest income includes revenues from all sources other than interest income. For the six month period ended June 30, 1997, noninterest income totalled $589,000., representing an increase of $175,000., or 42.17% from the $451,000. recorded during the same period of 1996. This increase was primarily due to increases in service fees income of $177,000.

    Logan County Bancshares intends to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE

    Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1997, the Company's noninterest expense totalled $1,592,000., remaining consistent with total noninterest expense for the six months ended June 30, 1996. Expressed as a percentage of assets, annualized noninterest expense was 2.76% at June 30, 1997, compared to 2.93% at June 30, 1996.

    Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 54% of total noninterest expense at June 30, 1997 and 1996. Salaries and employee benefits increased $69,000., or 8.96% at June 30, 1997 compared to June 30, 1996. This increase is primarily due to increased personnel.

INCOME TAXES

    Logan County Bancshares' federal income tax expense, for the three month period ended June 30, 1997, reflected a $147,000. increase when compared to the same period of 1996. Income tax expense equalled 33.43% and 33.36% of income before taxes at June 30, 1997 and 1996, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

    Total assets grew by $7,983,000. between year end and June 30, 1997 to a balance of $115,362,000. The major component of this growth was an increase in Investment Securities of $4,508,000. and loan increases of $2,435,000. The primary source of funds for this growth was an increase in deposits of $7,410,000., and net income of $946,000.

Liquidity:

    Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At June 30, 1997, Federal Funds Sold amounted to $4,475,000. and securities maturing within one year amounted to $5,740,000. These are compared to the balances at June 30, 1996 of $6,050,000. in Federal Funds Sold and maturing Investment Securities of $1,810,000. due within one year.

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

Capital Resources:

    Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation and merger, it has accumulated Retained Earnings of $9,591,000. and has a total Stockholders' Equity of $12,076,000. as of June 30, 1997; as compared to $8,293,000. of Retained Earnings and total Stockholders' equity of $10,778,000. at June 30, 1996.

    The equity capital was 10.47% and 11.85% of total assets at June 30, 1997 and 1996 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

PART II.--OTHER INFORMATION

          NONE.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LOGAN COUNTY BANCSHARES, INC.
                     -------------------------------------

                                  (Registrant)

Date                                /s/ Frank Oakley
     ----------------------------   ---------------------------
                                    Frank Oakley, President
                                           (Signature)


Date                                /s/ Eddie D. Canterbury
     ----------------------------   ---------------------------
                                     Eddie D. Canterbury,
                                       Exec. Vice Pres.
                                         (Signature)