Form 10-Q
period 1997-09-30
LOGAN COUNTY BANCSHARES INC
filed 1997-11-14
CIK 760327

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For Quarter Ended              September 30,1997
------------------------------------------------------------------------------

Commission File Number         2-95114
------------------------------------------------------------------------------

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
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer's classes of
common stock, as of the latest practicable date.   467,612
                                                   -------

                        LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of September
                     30, 1997 and 1996 and December 31, 1996.

                 Consolidated Statement of Income for the Three Month
                     Period Ended September 30, 1997 and 1996.

                 Consolidated Statement of Income for the Nine Month
                     Period Ended September 30, 1997 and 1996.

                 Consolidated Statement of Changes in Stockholders'
                     Equity for the Nine Month Period Ended September 30, 1997 and 1996.

                 Consolidated Statement of Cash Flows for the Nine
                     Month Period Ended September 30, 1997 and 1996.

                 Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

            LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                Consolidated Statement of Condition
           September 30, 1997 and 1996 and December 31, 1996
                            (In Thousands)


                                    ASSETS
                                    ------
                                                September 30,      December 31,
                                              1997        1996         1996
                                          ---------    ---------   ------------
CASH AND DUE FROM BANKS                     $  5,023    $  3,246      $  4,435

INVESTMENT SECURITIES:
  AVAILABLE FOR SALE                          16,937      10,744        14,326
  HELD TO MATURITY                             4,060       8,383         7,069

FEDERAL FUNDS SOLD                             7,860      11,860         7,275

LOANS:
    TOTAL LOANS                               82,515      69,435        71,553

      RESERVE FOR LOAN LOSSES                    595         680           681
                                           ---------   ---------    -----------
      NET LOANS                               81,920      68,755        70,872

BANK PREMISES AND EQUIPMENT                    2,122       1,927         2,121

ACCRUED INTEREST AND OTHER ASSETS              1,416       1,286         1,282
                                           ---------   ---------    ----------
                                            $119,338    $106,201      $107,380
                                           ---------   ---------    -----------
                                           ---------   ---------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

DEPOSITS:
  DEMAND DEPOSITS                           $ 31,955    $ 30,830      $ 28,030
  SAVINGS DEPOSITS                            30,113      28,968        30,560
  TIME DEPOSITS                               44,086      34,667        36,643
                                           ---------   ---------    -----------
    TOTAL DEPOSITS                           106,154      94,465        95,233

LONG-TERM BORROWINGS                               0           0             0

ACCRUED AND OTHER LIABILITIES                    535         423           689

INCOME TAXES PAYABLE:
  CURRENT                                         99          60            39
  DEFERRED                                        41           0             4
                                           ---------   ---------    -----------
    TOTAL LIABILITIES                         106,829      94,948        95,965

STOCKHOLDERS' EQUITY:
  COMMON STOCK--$2.50 PAR VALUE;
    AUTHORIZED--520,000 SHARES;
    ISSUED & OUTSTANDING--509,612               1,274       1,274         1,274
  SURPLUS                                      2,071       2,071         2,071
  RETAINED EARNINGS                           10,024       8,768         8,930
  TREASURY STOCK                                (860)       (860)         (860)
                                           ---------   ---------    -----------
    TOTAL STOCKHOLDERS' EQUITY                12,509      11,253        11,415
                                           ---------   ---------    -----------
                                            $119,338    $106,201      $107,380
                                           ---------   ---------    -----------
                                           ---------   ---------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Income
                  For the Three Month Periods Ended September 30, 1997 and 1996
                                           (In Thousands)

                                                          1997            1996
                                                          ----            ----


INTEREST INCOME:
         INTEREST ON LOANS                            $  1,759        $  1,460
         INTEREST ON INVESTMENTS                           382             320
         INTEREST ON FEDERAL FUNDS SOLD                    119             120
                                                       -------         -------
                                                         2,260           1,900

INTEREST EXPENSE:
         INTEREST ON DEPOSITS                              938             761
         OTHER INTEREST EXPENSE                              0               0
                                                       -------         -------

                  NET INTEREST INCOME                    1,322           1,139

PROVISION FOR LOAN LOSSES                                   15              15
                                                       -------         -------

         NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                      1,307           1,124

OTHER INCOME:
         SERVICE FEES                                      347             281
         OTHER OPERATING INCOME                              7              11
                                                       -------         -------

          TOTAL OTHER INCOME                               354             292

OTHER EXPENSES:
         SALARIES AND BENEFITS                             433             389
         EXPENSE OF BANK PREMISES AND
          EQUIPMENT                                        103              80
         OTHER OPERATING EXPENSES                          303             284
                                                       -------         -------

          TOTAL OTHER EXPENSES                             839             753

INCOME BEFORE INCOME TAXES                                 822             663

FEDERAL INCOME TAXES                                       278             227
                                                       -------         -------

         NET INCOME                                   $    544        $    436
                                                       -------         -------
                                                       -------         -------

PER SHARE OF COMMON STOCK NET INCOME                  $   1.16        $   0.93
                                                       -------         -------
                                                       -------         -------


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Income
          For the Nine Month Period Ended September 30, 1997 and 1996
                                (In Thousands)

                                                           1997          1996
                                                           ----          ----
INTEREST INCOME:
     INTEREST ON LOANS..............................      $4,963        $4,173
     INTEREST ON INVESTMENTS........................       1,080           835
     INTEREST ON FEDERAL FUNDS SOLD.................         349           369
                                                          ------        ------
                                                           6,392         5,377

INTEREST EXPENSE:
     INTEREST ON DEPOSITS...........................       2,631         2,174
     OTHER INTEREST EXPENSE.........................           0             8
                                                          ------        ------
          NET INTEREST INCOME.......................       3,761         3,195

PROVISION FOR LOAN LOSSES...........................          30            35
                                                          ------        ------
          NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES.........................       3,731         3,160

OTHER INCOME:
     SERVICE FEES...................................         909           666
     OTHER OPERATING INCOME.........................          34            41
                                                          ------        ------
          TOTAL OTHER INCOME........................         943           707

OTHER EXPENSES:
     SALARIES AND BENEFITS..........................       1,272         1,159
     EXPENSE OF BANK PREMISES AND EQUIPMENT.........         286           241
     OTHER OPERATING EXPENSES.......................         873           821
                                                          ------        ------
          TOTAL OTHER EXPENSES......................       2,431         2,221

INCOME BEFORE INCOME TAXES..........................       2,243         1,646

FEDERAL INCOME TAXES................................         753           555
                                                          ------        ------
     NET INCOME.....................................       1,490         1,091
                                                          ------        ------
                                                          ------        ------

PER SHARE OF COMMON STOCK NET INCOME................      $ 3.19        $ 2.33
                                                          ------        ------
                                                          ------        ------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT IN CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                             NET UNREALIZED
                                                                              (LOSSES) ON
                                            COMMON              RETAINED     AVAILABLE-FOR-     TREASURY
                                             STOCK   SURPLUS    EARNINGS    SALES SECURITIES     STOCK       TOTAL
                                            ------   -------    --------    ----------------    --------    -------
BALANCE - DECEMBER 31
       1996..............................   $1,274    $2,071     $8,986           ($56)           ($860)    $11,415

CHANGE IN NET UNREALIZED
       HOLDING GAINS (LOSSES)
       ON AVAILABLE FOR-SALE
       SECURITIES........................                                           58                           58

DIVIDENDS ON 467,612 SHARES COMMON
       STOCK @ $.97 PER SHARE............                          (454)                                       (454)

NET INCOME FOR THE NINE MONTHS
       ENDED SEPTEMBER 30, 1997..........                         1,490              0                0       1,490
                                            ------   -------    --------    ----------------    --------    -------
                                            $1,274    $2,071    $10,022             $2            ($860)    $12,509
                                            ------   -------    --------    ----------------    --------    -------
                                            ------   -------    --------    ----------------    --------    -------


BALANCE - DECEMBER 31
       1995..............................   $1,274    $2,071     $7,986           ($79)           ($860)    $10,392

CHANGE IN NET UNREALIZED
       HOLDING GAINS (LOSSES)
       ON AVAILABLE FOR-SALE
       SECURITIES........................                                          (19)                         (19)

DIVIDENDS ON 467,612 SHARES COMMON
       STOCK @ $0.45 PER SHARE...........                          (211)                                       (211)

NET INCOME FOR THE NINE MONTHS
       ENDED SEPTEMBER 30, 1996..........                         1,091                                       1,091
                                            ------   -------    --------    ----------------    --------    -------
                                            $1,274    $2,071     $8,866           ($98)           ($860)    $11,253
                                            ------   -------    --------    ----------------    --------    -------
                                            ------   -------    --------    ----------------    --------    -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    Logan County Bancshares, Inc. and Subsidiaries
                                Statement of Cash Flows
                                Consolidated Cash Flows
                For the Nine Month Periods Ended September 30, 1997 and 1996
                                     (in thousands)

                                                1997              1996
                                                ----              ----
Cash flows from Operating Activities:
 Net income                                     $1,490            $1,091
 Adjustment to Reconcile Net Income to
  net cash provided by operating
  activities:
   Depreciation                                    108               109
   Security amortization and accreation              6                10
   Market value amortization                        (3)               (3)
   Provision for loan losses                        30                35
   (Gain) loss on sale of investment
    securities                                      (5)                0
   (Increase) decrease in other assets            (134)             (251)
   Increase (decrease) in other
    liabilities                                    (15)             (127)
                                              --------          --------
 Net cash provided by operating activities       1,477               864

Cash flows from investing activities:
 Proceeds from sale of securities available
  for sale                                       4,000             1,000
 Proceeds from maturities of securities          3,000             4,000
 Purchase of securities available for sale      (6,500)           (6,227)
 Purchase of securities held to maturity             0            (1,491)
 Net (increase) decrease in federal
  funds sold                                      (585)           (4,390)
 Net (increase) decrease in loans              (11,165)           (5,088)
 Proceeds from sale of assets                        0                 0
 Purchase of bank premises and equipment          (106)             (320)
                                              --------          --------
 Net cash provided by investing activities     (11,356)          (12,516)

Cash flows from financing activities:
 Net increase (decrease) in demand
  deposits                                       3,925             3,585
 Net increase (decrease) in savings
  deposits                                        (447)              519
 Net increase (decrease) in time
  deposits                                       7,443             6,644
 Dividends paid                                   (454)             (211)
 Proceeds from long-term borrowings                  0               187
 Repayment of borrowings                             0              (187)
                                              --------          --------
 Net cash provided by financing
  activities                                    10,467            10,537
Net increase (decrease) in cash and
 cash equivalents                                  588            (1,115)
Cash and cash equivalent at beginning
 of period                                       4,435             4,361
                                              --------          --------
Cash and cash equivalent at end of
 period                                         $5,023            $3,246
                                              --------          --------
                                              --------          --------

   See Accompanying Notes to Consolidated Financial Statements.

                                September 30, 1997

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. Financial Statements:
         The foregoing statements are unaudited; however, in the opinion of the Management, all adjustments (comprising of only normal recurring accruals) necessary for a fair presentation of the financial statements have been included.

2. Basis of Consolidation:
         The Consolidated Statement of Condition and Consolidated Statement of Income of Logan County BancShares, Inc. include the activity of Logan Bank and Trust Company, a wholly owned subsidiary.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

    The Company reported net income of $1,490,000. for the nine months ended September 30, 1997 compared to $1,091,000. for the nine months ended September 30, 1996, representing a 36.57% increase. This increase was primarily the result of the increase in net interest income of $571,000., increase in other income of $236,000. These were offset by increase in all operating expenses of 408,000.

    Earnings per common share were $3.19 for the nine months ended September 30, 1997 compared with $2.33 for the same period of 1996.

    Logan County Bancshares' annualized return on assets (ROA) for the nine month period ended September 30, 1997 was 1.66% compared to 1.37% for the nine month period ended September 30, 1996. Annualized return on shareholders' equity (ROE) was 15.88% and 12.92% at September 30, 1997 and 1996, respectively.

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

    Interest income amounted to $6,392,000. at September 30, 1997, an increase of $1,015,000. from September 30, 1996. Interest expense also increased $449,000., resulting in an overall increase of $566,000. or 17.91% in net interest income between September 30, 1997 and September 30, 1996.

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

    For the nine month period ended September 30, 1997, the provision for loan losses decreased $5,000. to $30,000. or 16.67% compared to the same period ended September 30, 1996.

    The reserve for loan losses was $595,000. at September 30, 1997 compared to $680,000. at September 30, 1996. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .72% at September 30, 1997 and .98% at September 30, 1996.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

                SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                             (in thousands of dollars)

                                            September 30,
                                        ---------------------
                                          1997         1996
                                        --------     --------
Loans past due 90 or more days
  still accruing interest                  $254       $1,063
                                        --------     --------
Nonperforming assets:
  Nonaccruing loans                         550          691
  Other real estate owned                   209          262
                                        --------     --------
                                           $759       $  953
                                        --------     --------
                                        --------     --------

NONINTEREST INCOME

    Noninterest income includes revenues from all sources other than interest income. For the nine month period ended September 30, 1997, noninterest income totalled $943,000., representing an increase of $236,000., or 33.38% from the $707,000. recorded during the same period of 1996. This increase was primarily due to increases in service fees income of $243,000.

    Logan County Bancshares intends to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE

    Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1997, the Company's noninterest expense totalled $2,431,000., remaining consistent with total noninterest expense for the six months ended June 30, 1996. Expressed as a percentage of assets, annualized noninterest expense was 2.72% at September 30, 1997, compared to 2.79% at September 30, 1996.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 52% of total noninterest expense at September 30, 1997 and 1996. Salaries and employee benefits increased $113,000., or 9.75% at September 30, 1997 compared to September 30, 1996. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' federal income tax expense, for the nine month period ended September 30, 1997, reflected a $198,000, increase when compared to the same period of 1996. Income tax expense equalled 33.57% and 33.72% of income before taxes at September 30, 1997 and 1996, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

     Total assets grew by $11,958,000, between year end and September 30, 1997 to a balance of $119,338,000. The major component of this growth was an increase in Federal Funds sold of $585,000, and loan increases of $11,048,000. The primary source of funds for this growth was an increase in deposits of $10,921,000, and net income of $1,490,000.


Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At September 30, 1997, Federal Funds Sold amounted to $7,860,000, and securities maturing within one year amounted to $4,216,000. These are compared to the balances at June 30, 1996 of $11,860,000, in Federal Funds Sold and maturing Investment Securities of $6,385,000, due within one year.

     Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $100,000, are considered the most stable and least expensive source of funds. During 1997 and 1996, banks have been faced with more volatile, interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation and merger, it has accumulated Retained Earnings of $10,024,000 and has a total Stockholders' Equity of $12,509,000. As of September 30, 1997; as compared to $8,768,000 of Retained Earnings and total Stockholders' equity of $11,253,000 at September 30, 1996.

      The equity capital was 10.48% and 10.60% of total assets at September 30, 1997 and 1996 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

           NONE.
           -----

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LOGAN COUNTY BANCSHARES, INC.
                                       -----------------------------------------
                                                   (Registrant)



Date  November 13, 1997                 /s/ Frank Oakley
    ------------------------------     -----------------------------------------
                                       Frank Oakley, President
                                       (Signature)



Date  November 13, 1997                 /s/ Eddie D. Canterbury
    ------------------------------     -----------------------------------------
                                       Eddie D. Canterbury, Exec. Vice President
                                       (Signature)