Form 10-K
period 1997-12-31
LOGAN COUNTY BANCSHARES INC
filed 1998-03-30
CIK 760327

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Persuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

    For the calendar year ended December 31, 1997 Commission File No.2-95114

                             -----------------------

                          LOGAN COUNTY BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         West Virginia                                        55-0660015
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                  P.O. Box 597 Logan, WV                 25601
         ----------------------------------------     ----------
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

                       Class Outstanding at March 23, 1997

         Common Stock ($2.50 Par Value)              478,000 Shares

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Aggregate market value of voting stock           Based on last trade price

                $16,730,000                             $35.00

                       Documents Incorporated by Reference

                                     (NONE)

                          LOGAN COUNTY BANCSHARES, INC.

                                   FORM 10 - K

                                      INDEX
                                      -----

                                                             Page
                                                            -----

ITEM  1 - Business ......................................    3 - 6

ITEM  2 - Properties ....................................      7

ITEM  3 - Legal Proceedings .............................      7

ITEM  4 - Submission of Matters to a Vote of Security
          Holders .......................................      7

ITEM  5 - Market for the Registrant's Common Stock
          and Related Security Holder Matters ...........      8

ITEM  6 - Selected Financial Data .......................      9

ITEM  7 - Management's Discussion and Analysis ..........   10 - 27

ITEM  8 - Financial Statements and Supplemental Data ....   28 - 51

ITEM  9 - Disagreements on Accounting and Financial
          Disclosures ...................................      52

ITEM 10 - Directors and Executive Officers of the
          Registrant ....................................      52

ITEM 11 - Executive Compensation ........................      53

ITEM 12 - Security Ownership of Certain Beneficial
          Owners and Management .........................      53

ITEM 13 - Certain Relationships and Related
          Transactions...................................      53

ITEM 14 - Exhibits, Financial Statement Schedules and
          Reports on Form 8K ............................      53

PROXY MATERIALS .........................................   54 - 60

SIGNATURES ..............................................      61


                        ITEM 1 - BUSINESS

                 LOGAN COUNTY BANCSHARES, INC.

     Logan County BancShares, Inc. is a bank holding company which was organized under the laws of the State of West Virginia in 1985. On May 17, 1985, the Corporation acquired all the outstanding capital stock of Logan Bank & Trust Company (LB&T) and also all of the outstanding stock of Bank of Chapmanville (BC). Both of these subsidiaries are banking corporations organized under the laws of the State of West Virginia. On May 28, 1996, the subsidiary banks; Loan Bank & Trust Company and Bank of Chapmanville entered into a merger agreement whereby they would be merged into Logan Bank & Trust Company. The merger was completed after proper regulatory approval and was accounted for under the pooling of interest method of accounting.

     Logan Bank & Trust Company was organized in 1963, and still operates at its original location at the corner of Washington and Main Streets in Logan, West Virginia. The Company also has a separate drive-up facility and mini-bank also located on Main Street in Logan, and in early February 1996 opened a new full-service branch in the Man area. In November 1996, the bank acquired a branch facility from another financial institution located at Harts, West Virginia. The facility at Route 10 North, Harts, is operated as a full service branch of the bank. Logan Bank & Trust Company is a member of the Federal Reserve System and deposits are insured pursuant to the Federal Deposit Insurance Act.

     Logan Bank & Trust Company provides a complete range of retail banking services to individuals and small and medium size businesses. Their services include checking, savings, NOW, certificates of deposit and money market deposit accounts, business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes, other consumer-oriented financial services including safety deposit box accounts, IRA accounts and night depository. The Company also operates several automatic teller machines at three strategic locations in Logan County which provide 24-hour working services to customers of Logan Bank & Trust Company. The Company is a member of the Cirrus ATM network which has over 100 locations in West Virginia and more than 10,000 locations in 47 states.

     Logan Bank & Trust Company provides depository lending and related financial services to commercial, retail, industrial, financial and governmental customers. The lending function includes short and medium term loans, letters of credit, inventory and accounts receivable financing and real estate construction lending. The Company also offers a discount investment brokerage service through a sub-contract arrangement with a larger financial institution.

     The Chapmanville Bank of LB&T bank has one location situated on Railroad Avenue in Chapmanville, West Virginia.

     This facility also provides a complete range of retail banking services to individuals and small and medium sized businesses. These services include checking, savings, NOW, certificates of deposit and money market account deposits. Business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes are provided as well. In addition, the Bank offers consumer oriented financial services such as IRA accounts, night depository, safety deposit boxes and other banking related services.

     The branch also provides depository, lending and related financial services to commercial, retail, industrial, financial and governmental customers. The lending function includes short and medium-term loans, letters of credit, inventory and accounts receivable financing, and real estate construction lending as do all the branches of Logan Bank & Trust Company.

                          INVESTMENT CONSIDERATIONS

     An investment in the shares offered hereby involves certain risks. A subscription for shares should be made only after careful considerations set forth below and elsewhere in this Offering Circular, and should be undertaken only by persons who can afford an investment involving such risks.

                         MARKET FOR THE COMMON STOCK
                    AND RELATED SECURITY HOLDER MATTERS

     The shares of Logan County Bancshares, Inc. are infrequently traded in the over-the-counter and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange. Management is not aware of any security dealer which makes a market in the stock; therefore, no active trading market should be deemed to exist.

     The sales price for Logan County Bancshares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Logan keeps no records of sale prices paid for Logan stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 1996 and 1995 to be as follows:


                               First       Second        Third       Fourth
Sale Price:                   Quarter      Quarter      Quarter      Quarter
----------                    -------      -------      -------      -------
1997 Common Stock             $28-$30      $28-$30      $30-$35      $35-$35
1996 Common Stock             $24-$25      $24-$25      $25-$30      $25-$30

Per Share Dividends
Declared:
-------------------
1997 Common Stock             $0.30        $0.32        $0.35        $0.63
1996 Common Stock             $0.00        $0.45        $0.00        $0.70

                                  COMPETITION

     Vigorous competition exists in the market area of Logan County BancShares, Inc. In addition to the three other banks located with the market area, the location is in a relatively close proximity to two population centers of the State. There is also competition for deposits and related financial services from non-bank institutions such as savings and loans, insurance companies and brokerage firms, all of which are active in the area. Loans are provided by those institutions as well in addition to the finance companies. Since the Bank Holding Company Act, passed by the West Virginia Legislature in 1982, local banks have been joining bank holding companies around the State. Of the five banks located in Logan County, only one is a unit bank. The other four are members of various multi-bank holding companies. Logan County BancShares, Inc. has been able to compete effectively within the county by having one institution located in the county seat (Logan Bank & Trust Company), and Branches located in the high-growth area of the county. Also, to stimulate growth, Logan County BancShares, Inc. is the only bank holding company owned and controlled from within the county.

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

         Logan Bank & Trust Company is an insured bank organized under the Banking Law of the State of West Virginia and is a member of the Federal Reserve System. Accordingly, their operations are subject to Federal and State laws applicable to commercial banks with trust powers and to regulation by the Commissioner of Banking and the West Virginia State Banking Commissioner, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Among other restrictions, the West Virginia Banking laws state that banks organized thereunder may pay dividends only out of undivided profits. Under the Federal Reserve Act, the approval of the Federal Reserve Board is required for dividends declared by a state member bank which in any year exceeds the net profits of such bank for that year, as defined, combined with retained net profits for the two preceding years.

               GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

         The earnings and growth of the banking industry and of Logan Bank & Trust Company is affected by the credit policies of monetary authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in the U. S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

         In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve system, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation, and Logan Bank & Trust Company.

                               FOREIGN OPERATIONS

         The corporation and subsidiaries have no foreign operations.

                               EXECUTIVE OFFICERS

         For information concerning the Executive Officers of the Corporation, please see Item 10.

                               ITEM 2 - PROPERTIES

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

                           ITEM 3 - LEGAL PROCEEDINGS

         There are no legal actions or proceedings pending to which the Corporation, or its subsidiaries, are a party.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

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

         The sales price for Logan County BancShares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Logan keeps no records of sales prices paid for Logan stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 1996 and 1995 to be as follows:


                                          First    Second   Third   Fourth
     Sales Price:                        Quarter  Quarter  Quarter  Quarter
     ------------                        -------  -------  -------  -------
     1997 Common Stock                   $28-$30  $28-$30  $30-$35  $35-$35
     1996 Common Stock                   $24-$25  $24-$25  $25-$30  $25-$30


     Per Share Dividends Declared:
     -----------------------------
     1997 Common Stock                     $0.30    $0.32    $0.35    $0.63
     1996 Common Stock                     $0.00    $0.45    $0.00    $0.70


                           ITEM 6 - SELECTED FINANCIAL DATA
                    LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY
                             (In Thousands of Dollars)

    YEAR ENDED DECEMBER 31:          1997      1996      1995      1994      1993
    -----------------------          ----      ----      ----      ----      ----
Total Interest Revenue             $ 8,693   $ 7,359   $ 6,664   $ 6,040   $ 5,639
Total Interest Expense               3,605     2,988     2,687     2,243     2,225
                                   -------   -------   -------   -------   -------
Net Interest Revenue                 5,088     4,371     3,977     3,797     3,414
Provision for Possible
  Loan Losses                          107        40        59       271       383
                                   -------   -------   -------   -------   -------
Net Interest Revenue After
  Provision for Possible

  Loan Losses                        4,981     4,331     3,918     3,526     3,031
Other Operating Revenue              1,264     1,000       731       529       969
Other Operating Expense             (3,294)   (3,026)   (2,794)   (2,690)   (2,724)
                                   -------   -------   -------   -------   -------
Income Before Income Taxes           2,951     2,305     1,855     1,365     1,276
Income Taxes                         1,057       767       643       300       462
                                   -------   -------   -------   -------   -------
Net Income                         $ 1,894   $ 1,538   $ 1,212   $ 1,065   $   814
                                   -------   -------   -------   -------   -------
                                   -------   -------   -------   -------   -------
Per Common Share:

  Net Income                         $4.04     $3.29     $2.59     $2.28     $1.74
                                   -------   -------   -------   -------   -------
                                   -------   -------   -------   -------   -------
Cash Dividends Declared              $1.60     $1.15     $0.95     $0.70    $0.655
                                   -------   -------   -------   -------   -------
                                   -------   -------   -------   -------   -------

At December 31:

  Total Loans                      $84,898   $70,872   $63,685   $59,437   $52,485
  Total Assets                     121,850   107,380    94,719    89,872    82,052
  Total Deposits                   108,107    95,233    83,717    79,709    77,388
  Long-Term Debt                         0         0         0         0         0
  Total Shareholders' Equity        12,983    11,415    10,391     9,555     8,986

  Selected Ratios:

    Rate of Return  on Average:

      Total Assets                    1.62%     1.52%     1.32%     1.20%     0.98%
      Shareholders' Equity           15.18%    14.00%    11.98%    11.38%     9.20%
    Tier 1 Capital to Total
     Assets at Year End              11.09%    10.89%    10.90%    11.47%    11.58%
    Average Total Share-
      holders' Equity to
      Average total Assets           10.66%    10.88%    10.99%    10.58%    10.69%
    Common Dividend Payout
      Ratio                          39.60%    34.95%    36.66%    30.76%    36.68%
    Nonaccrual and Re-
      structured Business
      Loans as a Percentage
      of Total Loans                  0.64%     0.96%     2.64%     2.70%     4.34%


                  ITEM 7 - Management's Discussion and Analysis

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial

                       Condition and Results of Operations

                                  INTRODUCTION

         The Management's Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiaries. Included are (a) the results of operations for 1997 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital. The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations. The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

         To assist in understanding and evaluating major changes in Logan County BancShares, Inc.'s financial position and results of operations, this discussion emphasizes a comparison of the years 1997 to 1996, 1996 to 1995, and 1995 to 1994, and also presents five year information in instances where appropriate. This discussion should be read concurrently with the audited financial statements including notes to those statements.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds. At December 31, 1997, and 1996, the funds available within one year from investments and loans were $26,641,000. and $29,962,000.

         Logan County BancShares, Inc.'s deposit mix has increased by $12,874,000. in 1997, $11,515,000. in 1996, and $4,008,000. in 1995. The
increase in those years across the deposit mix which points out a marketing strategy that has attracted new customers to the Bank. Time deposits represented the major growth in the deposit mix. They increased by $10,968,000., $8,619,000. and $7,911,000. respectively in 1997, 1996 and 1995. The shift in 1997 and 1996 was from Savings accounts into Time deposits due to the Banks' promotional activities; offering competitive interest rates for short-term and long-term CD's. Demand deposits contributed to the growth in the deposit mix by increasing $2,999,000. in 1997, $785,000. in 1996, and $1,111,000. in 1995. Savings
deposits showed slight decreases in 1997 after remaining stable over the past five years. These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate. At December 31, 1997 and 1996, 28.86% and 29.43% of the total deposits were in demand deposits, while 27.09% and 32.03% were in savings and 44.04% and 38.48% were in time deposits, respectively. The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial

                       Condition and Results of Operations

         During 1997, 1996 and 1995, banks have been faced with a highly competitive atmosphere in the sense of maintaining a continuity of growth. Logan County BancShares, Inc. has maintained a community bank approach which enhances its performance over those years. The merger of Bank of Chapmanville into Logan Bank & Trust Company enabled the Company to operate more efficiently and thereby capture a sizeable portion of the market for deposits in the fastest growing area of Logan County, West Virginia. Also, with the addition of the Man Branch of Logan Bank & Trust and Harts Bank of Logan Bank & Trust in 1996, the company has expanded its current market. See Table I. for a five-year summary of financial data.

         Capital planning is essentially the management process that allocates capital resources in a manner that generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable. Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather than the high-risk, high-exposure techniques. As noted in Table I. the ratio of net income to average assets was 1.52%, 1.32%, and 1.20%, for the years ended December 31, 1997, 1996 and 1995, respectively. Through the periods presented, management has allocated new funds into the higher-yielding loans and holding the investment securities nearly constant. Although the improvement in the local economy had been at a slow pace through 1994 in 1995, 1996 and 1997 overall loan demand and deposit growth show a marked increase due to marketing the community bank service approach.

         Table I. represents a summary of financial data for the previous five years.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

               TABLE I. - SUMMARY OF FINANCIAL DATA FOR FIVE YEARS
                            (In thousands of dollars)



                               1997       1996       1995      1994      1993
                               ----       ----       ----      ----      ----
Year End Balances:
  Total Assets               $121,850   $107,380    $94,719   $89,871   $82,052
  Total Earning Assets        113,088     99,542     91,968    84,025    77,388
  Total Deposits              108,107     95,233     83,717    79,709    72,319
  Stockholders' Equity         12,983     11,415     10,391     9,555     8,986

Income for the Year:

  Total Interest Income         8,693      7,359      6,664     6,040     5,639
  Total Interest Expense        3,605      2,988      2,686     2,243     2,225
  Net Interest Income           5,088      4,371      3,978     3,797     3,414
  Provision for Loan
    Losses                        107         40         59       271       383
  Non-Interest Income           1,264      1,000        731       529       969
  Non-interest expense          4,351      3,793      3,438     2,990     3,186
  Net Income                    1,893      1,538      1,212     1,065       814

Per Share Data

  Net Income                     4.04       3.29       2.59      2.28      1.74
  Stockholders' Equity          27.66      24.41      22.22     20.43     19.22
  Cash Dividends                 1.60       1.15      0.950     0.700     0.655

Key Ratios
  Net Income To:

   Average Assets               1.62%      1.52%      1.32%     1.20%      0.98%
   Average Stockholders'
      Equity                    15.18%     14.00%     11.98%    11.38%     9.20%
   Average Stockholders'
      Equity to Average

      Assets                    10.66%     10.88%     10.99%    10.58%    10.69%


                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

 TABLE II. - RATE ANALYSIS OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                            (In Thousands of Dollars)

                                                1997                           1996                            1995
                                    -------------------------------   ----------------------------   ----------------------------
                                    Average    Income       Average    Average   Income    Average    Average   Income    Average
                                    Balance   (Expense)      Yield     Balance   (Expense)  Yield     Balance   (Expense)  Yield
                                   --------   --------      -------    --------  --------  -------    --------  --------  -------

EARNING ASSETS:
  Loans
  (Net of Reserves & Discounts):
     Commercial                    $ 33,292   $ 2,959    8.89%   $ 28,476   $  2,493       8.75%    $ 25,389   $  2,182       8.59%
     Real Estate                     37,305     3,153    8.45%     31,897      2,681       8.41%      30,108      2,466       8.19%
     Consumer                         7,225       678    9.38%      5,521        525       9.51%       5,650        517       9.15%
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----
       Total Net Loans               77,822     6,790    8.67%     65,894      5,699       8.65%      61,147      5,165       8.45%
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----

  Investment Securities:

     Taxable                          2,949       146    4.95%      8,337        567       6.80%      12,244        667       5.45%
     Non-Taxable                         59         4    6.78%         95         12      12.63%         175         20      11.43%
     Available for Sale              19,463      1245    6.39%     10,206        559       5.48%       6,360        430       6.76%
       Total Investment
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----
         Securities                  22,471     1,395    6.21%     18,638      1,138       6.11%      18,779      1,117       5.95%
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----

  Federal Funds Sold and
     Securities Purchased
     Under Option to Resell           9,290       509    5.48%      9,827        525       5.34%       6,693        389       5.81%
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----
       Total Earning Assets        $109,583   $ 8,694    7.93%   $ 94,359   $  7,362       7.80%    $ 86,619   $  6,671       7.70%
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----

  Interest Bearing Liabilities:
     Savings & Interest
       Bearing Demand              $ 48,523   $ 1,334    2.75%   $ 46,952   $  1,286       2.74%    $ 46,936   $  1,366       2.91%
     Time Deposits                   40,815     2,271    5.56%     31,006      1,694       5.46%      25,352      1,320       5.21%
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----
       Total Interest Bearing
         Liabilities               $ 89,338   $ 3,605    4.03%   $ 77,958   $  2,980       3.82%    $ 72,288   $  2,686       3.72%
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----
                                   --------   -------    ----    --------   --------       ----     --------   --------       ----


                  Logan County BancShares, Inc. and Subsidiary
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

 TABLE III. - VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE
                           (In Thousands of Dollars)


                                                                             1997 Vs. 1996               1996 Vs. 1995
                                                                      --------------------------- ----------------------------
                                     Interest Income Expense          Increase (Decrease) Due To   Increase (Decrease) Due To
                                                                               Change In                   Change In

                                     1997      1996      1995          Volume      Rate    Total   Volume      Rate     Total
                                   --------  --------  --------        ------  -------- -------  --------  --------  -------
INTEREST INCOME ON
EARNING ASSETS:
  LOANS:

     Commercial                      $2,959    $2,493    $2,182          $438       $28     $466     $265       $46      $311
     Real Estate                      3,153     2,681     2,466           469         3      472      145        70       215
     Consumer                           678       525       517           178       (25)     153      (12)       20         8
                                      -----     -----     -----         -----      ----    -----     ----      ----      ----
       Total Loans                    6,790     5,699     5,165         1,085         6    1,091      398       136       534
                                      -----     -----     -----         -----      ----    -----     ----      ----      ----

  SECURITIES:

     Taxable                            146       567       667          (366)      (55)    (421)    (213)      113      (100)
     Tax Exempt                           4         9        13            (4)       (1)      (5)      (4)        0        (4)
     Available for Sale               1,245       559       430           507       179      686      259      (130)      129
                                      -----     -----     -----         -----      ----    -----     ----      ----      ----
       Total Securities               1,395     1,135     1,110           137       123      260       42       (17)       25
                                       -----     -----     -----         -----     ----    -----     ----      ----      ----
  FEDERAL FUNDS SOLD AND
    SECURITIES PURCHASED:

     Under Agreement to
       Resell                           509       525       388           (29)       13      (16)     183       (46)      137
                                      -----     -----     -----         -----      ----    -----     ----      ----      ----
TOTAL INTEREST INCOME ON
     EARNING ASSETS                   8,694     7,359     6,663         1,193       142    1,335      623        73       696
                                      -----     -----     -----         -----      ----    -----     ----      ----      ----

INTEREST EXPENSE ON
  INTEREST BEARING LIABILITIES:

     Savings and Interest Bearing

       Demand Deposits                1,334     1,286     1,366            43         5       48        0       (80)      (80)
     Time Deposits                    2,271     1,694     1,320           536        41      577      296        78       374
                                      -----     -----     -----         -----      ----    -----     ----      ----      ----
TOTAL INTEREST EXPENSE ON

     INTEREST BEARING LIABILITIES     3,605     2,980     2,686           579        46      625      296        (2)      294
                                      -----     -----     -----         -----      ----    -----    ----       ----      ----

  NET INTEREST INCOME                $5,089    $4,379    $3,977          $614       $96     $710     $327       $75       402
                                      -----     -----     -----         -----      ----    -----    ----       ----      ----
                                      -----     -----     -----         -----      ----    -----    ----       ----      ----


                   Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial

                      Conditions and Results of Operations

                                 LOAN PORTFOLIO
                                 --------------

     The loan portfolio of Logan County BancShares, Inc. continues to represent the largest component of earning assets. Loan activity has continued to increase due to the Bank's emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 26.41% of the total loans due within one year. Further, the company has 11.77% of the loan portfolio in floating rates loans.

          TABLE IV - REMAINING MATURITIES OF LOANS AT DECEMBER 31, 1997
                            (In Thousands of Dollars)

                                 COMMERCIAL,
                                 FINANCIAL AND   REAL ESTATE
                                 AGRICULTURAL    MORTGAGES    INSTALLMENTS      TOTAL
                                 -------------   -----------  ------------    ----------
 MATURITIES
 ----------
Due Within One Year                   $14,248        $5,467        $2,728        22,443
Due One to Five Years                  11,619        16,580         5,098        33,297
Due After Five Years                    9,776        18,810           667        29,253
                                        -----        ------           ---        ------
     Total Loans                      $35,643       $40,857        $8,493       $84,993
                                        -----        ------           ---        ------
                                        -----        ------           ---        ------

Due After One Year at Fixed Rate      $15,632       $29,852        $5,765       $51,249
Due After One Year at Floating
     Rate                               5,763         5,538             0        11,301
                                        -----        ------           ---        ------
     Total Loans Due After
       One Year                       $21,395       $35,390        $5,765       $62,550
                                        -----        ------           ---        ------
                                        -----        ------           ---        ------


                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                          LOAN LOSSES AND CREDIT RISKS

         The allowance for loan losses is established by charging expenses at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance. The amount of the provision is based on past loan loss experience, management's evaluation of the loan portfolio under current economic conditions, and such other factors as in management's best judgement deserve current recognition in estimating loan losses. Tables V. and VI. represent a summary of loan loss experience for the years 1997, 1996, 1995, 1994 and 1993.

                TABLE V. - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                               Year  Ended December 31,
                                --------------------------------------------------
                                   1997      1996      1995      1994      1993
                                  -------   -------   -------   -------   -------
Amount of Loans Outstanding
  at End of Period                $84,321   $70,872   $63,685   $59,437   $52,485
                                  -------   -------   -------   -------   -------
Monthly Average
  Amount of Loans                 $78,430   $65,894   $61,147   $57,205   $48,541
                                  -------   -------   -------   -------   -------
                                  -------   -------   -------   -------   -------
Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period                $681      $662      $606      $516      $430
                                  -------   -------   -------   -------   -------
                                  -------   -------   -------   -------   -------
Loans Charged Off:
  Commercial                         $103        $3        $0       $72      $293
  Real Estate                           0        17         0         0        24
  Consumer                             13         5         8       111        24
                                  -------   -------   -------   -------   -------
Total Loans Charged Off               116        25         8       183       341
                                  -------   -------   -------   -------   -------
Recoveries of Loans Previously
  Charged Off:
  Commercial                            0         0         0         0        43
  Real Estate                           0         1         0         0         0
  Consumer                              1         3         5         2         2
                                  -------   -------   -------   -------   -------
Total Recoveries                        1         4         5         2        45
                                  -------   -------   -------   -------   -------
Net Loans Charged Off:                116        21         3       181       296
                                  -------   -------   -------   -------   -------
Additions to Allowance:
  Charged to Expense                  107        40        59       271       382
                                  -------   -------   -------   -------   -------
Balance at End of Period             $673      $681      $662      $606      $516
                                  -------   -------   -------   -------   -------
                                  -------   -------   -------   -------   -------
Ratio of Net Charge-Offs
  During Period to
  Average Loans                    0.0015%    0.003%    0.005%    0.316%    0.610%
                                  -------   -------   -------   -------   -------
                                  -------   -------   -------   -------   -------


                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial

                       Condition and Results of Operations

               TABLE VI. - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


               December 31, 1997     December 31, 1996     December 31, 1995     December 31, 1994     December 31, 1993
             --------------------- --------------------- --------------------- --------------------- ---------------------
                          % Of                  % Of                  % Of                  % Of                  % Of
                        Outstanding           Outstanding           Outstanding           Outstanding           Outstanding
                           Loan                  Loan                  Loan                  Loan                  Loan
              Allowance   Balance   Allowance   Balance   Allowance   Balance   Allowance   Balance   Allowance   Balance
              ---------  --------   ---------  ---------- ---------  ---------- ---------  ---------- ---------  ----------
Commercial        $422       1.03%      $435       1.41%      $423       1.51%      $358       1.47%      $324       1.33%

Real Estate        144       0.40%       141       0.41%       137       0.44%       140       0.46%       140       0.60%

Consumer           107       1.27%       105       1.58%       102       1.85%       108       1.93%        52       0.97%
                  ----       ----       ----       ----       ----       ----       ----       ----       ----       ----
Total             $673       0.79%      $681       0.95%      $662       1.03%      $606       1.01%      $516       0.97%
                  ----       ----       ----       ----       ----       ----       ----       ----       ----       ----
                  ----       ----       ----       ----       ----       ----       ----       ----       ----       ----


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

      TABLE VII. - CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS
                            (In Thousands of Dollars)


                                              Year Ended December 31,
                                  --------------------------------------------
                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----

Commercial Loans                $35,643   $30,974   $27,977   $24,312   $24,288
Real Estate Loans                40,858    34,100    30,848    30,122    23,343
Consumer Loans                    8,493     6,649     5,522     5,609     5,369
                                 ------    ------    ------    ------    ------
Subtotal                         84,994    71,723    64,347    60,043    53,000
Less: Unearned Income                96       170         0         0         0
                                 ------    ------    ------    ------    ------
Subtotal                         84,898    71,553    64,347    60,043    53,000
Less: Reserve for Loan
      Losses                        673       681       662       606       516
                                 ------    ------    ------    ------    ------
Net Loans                       $84,225   $70,872   $63,685   $59,437   $52,484
                                 ------    ------    ------    ------    ------
                                 ------    ------    ------    ------    ------
Non-Performing Assets
  Non-Accruing Loans               $546      $687    $1,700    $1,620    $2,279
  Loans Past Due 90 Days          1,031       739     1,614       491       331
  Other Real Estate Owned           172       260       181       186       227
                                 ------    ------    ------    ------    ------
Total Non-Performing Assets      $1,749    $1,686    $3,495    $2,297    $2,837
                                 ------    ------    ------    ------    ------
                                 ------    ------    ------    ------    ------


                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                   SECURITIES

         The securities portfolio of Logan County BancShares, Inc. is the second largest area of resource allocation. Investments provide liquidity and serve as a hedge offsetting the increased sensitivity of deposits caused by deregulation. In the past, the Bank had been developing a large portfolio of tax-exempt securities with extended maturities. This portfolio was used to offset the tax effects of a large spread between asset yield and funds cost. However, due to the combined effects of inflation, deregulation, and the costs of funds, that portfolio has bee depleted. The Company has been shifting the concentration of the portfolio from tax exempt securities into more profitable, higher-yielding assets

         Securities include those classified as held to maturity and available for sale. Tax exempt investments decreased by $65,000. in 1997 and 1996. As noted above the decreases were primarily due to maturities in these types of securities. The change in securities in 1997 was under 10% of the portfolio and represented minor shifting between categories. In 1996, all categories of investment securities increased by $4,943,000. representing a 30.04% increase from 1995. The components of this increase were U.S. agencies increasing by $7,189,000. and U.S. governments decreasing by $2,431,000. During 1995, investment securities decreased by $4,210,000. or 20.38%, consisting of decreases of U.S. Government Securities at $2,529,000., U.S. Agencies at $1,626,000. and State and Municipal of $55,000.

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

     TABLE VIII. - MATURITY DISTRIBUTION OF SECURITIES AT DECEMBER 31, 1996
                            (In Thousands of Dollars)


                                                        Over
                                             Over       Five
                                   One    One Year     Years
                                  Year     Through   Through       Over
December 31, 1996                   or        Five       Ten        Ten               Market
Dollars in thousands              Less       Years     Years       Years     Total     Value
                                --------- --------- --------- ---------- --------- ---------

U.S. Government:

  Available for sale                   0         0         0          0         0         0
  Held for maturity                1,500         0         0          0     1,500     1,498

U.S. Federal Agency Security

  Available for sale               2,700     8,991     4,250          0    15,941    15,958
  Held to maturity                     0     1,500       995          0     2,495     2,509

State and municipal obligations:

  Available for sale                   0         0         0          0         0         0
  Held to maturity                     0         0         0          0         0         0

Total securities:

  Available for sale               2,700     8,991     4,250          0    15,941    15,958
  Held to maturity                 1,500     1,500       995          0     3,995     4,007
                                   -----     -----     -----       ----    ------    ------

Total                              4,200    10,491     5,245          0    19,936    19,965

Percent of total                   21.07%    84.53%     1.16%      0.00%   100.00%    93.77%

Weighted average yield**            4.02%     6.95%     7.14%      0.00%     6.23%     6.23%


         ** The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

                   Logan County BancShares, Inc. and Subsidiary
                 Management's Discussion and Analysis of Financial
                       Conditions and Results of Operations

                                  OTHER INCOME

     Service fee income increased in 1997 to $1,224,000., up by $276,000. over 1996 and up $250,000. in 1995 to $948,000., this growth was 29.11% and
38.82% respectively. This growth reflects increased emphasis by the bank on overall fee income. The other fees decreased by $18,000. due to reclassification of commission on check charge fees in DDA accounts to miscellaneous income. Security gains are directly related to the volume of security sales.

                             TABLE IX - OTHER INCOME
                            (In Thousands of Dollars)

                                                    Increase (Decrease)
                                             ---------------------------------
                                             1997 Over 1996     1996 Over 1995
                                             ---------------   ----------------
                   1997      1996     1995   Amount  Percent   Amount   Percent
                  ------    ------    ----   ------  -------   ------   -------
Service Fee       $1,224    $  948    $698    $276    29.11%    $250    38.82%

Other Fees            34        52      32     (18)  -34.62%      20    62.50%

Securities:
  Gain (Loss)          5         0       1       5   100.00%      (1) -100.00%
                  ------    ------    ----   ------  -------   ------   -------
Total Other
  Income          $1,263    $1,000    $731    $263    26.30%    $269    36.80%
                  ------    ------    ----   ------  -------   ------   -------
                  ------    ------    ----   ------  -------   ------   -------

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                 OTHER EXPENSES

         Other expenses increased by $328,000. to $3,965,000. in 1997. This increase was generally due to activity in all areas of the subsidiary bank. Salaries and benefits increased $152,000. or 9.81% due to normal salary adjustments while other operating expenses increased by $129,000. or 25.35% due to the growth trend of the Company and increased activities.

         In 1997 and 1996 taxes remained stable showing small changes of 1,000. in 1997 and 2,000. in 1995. Depreciation expense increased from 1996 to 1995. This increase is attributable to the opening of two branch facilities at Man and Harts, West Virginia.

         Repairs and maintenance, directors' fees, equipment rental, data processing and Bank stationery expenses vary from year to year based on the Company's demand. These types of expenses are not directly related to the income function and, therefore, increase or decrease sporadically.

         FDIC and Fidelity insurance showed a small increase in 1997 after decreasing $86,000. in 1996 due to reevaluation of liability by the FDIC and lower rates attributable to such reevaluation.

                            TABLE X. - OTHER EXPENSES
                            (In Thousands of Dollars)


                                             ----------------------------------
                                              1997 Over 1996    1996 Over 1995
                                             ----------------  ----------------
                  1997     1996     1995      AMOUNT  PERCENT   AMOUNT  PERCENT
                  ----     ----     ----      ------  -------   ------  -------
Salaries and
 Benefits         $1,701   $1,549   $1,381     $152      9.81%   $168    12.16%
Taxes                 70       71       69       (1)    -0.14%      2     2.89%
Depreciation         153      144      117        9      6.25%     27    23.08%
Repairs and
 Maintenance         176      120       98       56     46.67%     22    23.47%
Fees Paid to
 Directors            66       98      102      (32)   -32.65%     (4)   -3.92%
Equipment Rental      25       26       22       (1)    -3.85%      4    18.18%
FDIC & Fidelity
 Insurance            74       72      158        2      2.78%    (86)  -54.43%
Data Processing      287      266      241       21      7.89%     25    10.37%
Bank Stationery      103      110       81       (7)    -6.36%     29    35.80%
Bank Operating
 Expenses            638      509      471      129     25.35%     38     8.07%
                  ------   ------   ------     ----     -----    ----     ----
Total             $3,293   $2,965   $2,740     $328     11.06%   $225     8.21%
                  ------   ------   ------     ----     -----    ----     ----
                  ------   ------   ------     ----     -----    ----     ----


                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                             EARNINGS AND DIVIDENDS

     As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders. In 1997, records were set in terms of net income, total assets and dividends. The growth in assets and utilization of them have produced a 22.80% increase in net income and a 13.74% increase in equity for the year. In 1996, the company continued the trend of growth in all areas presented. Net income grew 27.03% along with dividends of 21.10%, assets increased 13.37% while equity increased 9.85%. In 1994 the company showed growth in all areas with an 30.82% growth in Net Income, 9.53% in total assets and a 6.33% increase in Equity. In 1995 income increased $147,000. or 13.80%, therefore, increasing equity 8.75% to $10,391,000. Assets grew 5.39%, primarily due to the growth in net loans of $4,304,000. Dividends increased $.25 per share or 35.71%. Over the four years compared there appears to be a positive growth trend.

            TABLE XI. - THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS


                  Per Share             Percent Change Over Prior Year
          ---------------------------  --------------------------------
          Dividend    Net                Net              Total
           Payout   Income  Dividends  Income  Dividends  Assets  Equity
          --------  ------  ---------  ------  ---------  ------  ------
 1994       30.76%   $2.28    $0.70    36.03%    6.87%    9.53%    6.33%

 1995       36.66%   $2.59    $0.95    13.60%   35.71%    5.39%    8.75%

 1996       34.95%   $3.29    $1.15    27.03%   21.10%   13.37%    9.85%

 1997       39.60%   $4.04    $1.60    22.80%   39.13%   13.47%   13.74%


                             EARNING ASSETS

     Table XII. represents analysis of average earning assets and interest bearing liabilities for the years ended December 31, 1997, 1996 and 1995.

     During 1997, the earning assets grew by $15,224,000. or 16.13% to $109,583. which has been the trend over the last three years. Loans make up 71.02% of these assets and increased by $11,928,000., while securities increased by $3,833,000. In 1996, the earning assets grew by $7,740,000. or 8.94% to $94,359,000., the loan portfolio comprized 69.83% of earning assets and increased by $4,748,000. or 7.76% in the year. During 1995, the total earning assets grew by $3,623,000. or 4.37% to $86,619,000., this growth was funded by growth in deposits, along with a move of funds from investments. In 1995, these assets grew $3,942,000. or 6.89%, and in all years, the primary item of growth was the loan portfolio.

                      INTEREST BEARING LIABILITIES

     Interest bearing liabilities include interest bearing demand deposits, savings accounts, time deposits and borrowed funds. These are the prime sources of funds for Logan County BancShares, Inc. to support earning assets. Total average interest bearing liabilities increased $11,380,000. or 14.59% in 1997, $5,670,000. or 7.84% in 1996 and 5.46% or 3,745,000. in
1995. In all years the Company has maintained a stable net interest margin while experiencing growth in the underlying deposits. These factions have lead to positive increases in amounts of net interest margins. The company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   TABLE XII. - ANALYSIS OF EARNING ASSETS A AND INTEREST BEARING LIABILITIES
                            (In Thousands of Dollars)


                                    Year Ended December 31, 1997   Year Ended December 31, 1996   Year Ended December 31, 1995
                                    ----------------------------   ----------------------------   ----------------------------
                                    Average              Yield/    Average              Yield/    Average              Yield/
                                    Balance    Interest  Rate      Balance    Interest  Rate      Balance    Interest  Rate
                                    -------    --------  ------    -------    --------  ------    -------    --------  ------
ASSETS:
  EARNING ASSETS:
     LOANS:
       Commercial                     $33,292   $2,959     8.89%     $28,476   $2,493     8.75%     $25,389   $2,182     8.59%
       Real Estate                     37,305    3,153     8.45%      31,897    2,681     8.41%      30,108    2,466     8.19%
       Consumer                         7,225      678     9.38%       5,521      525     9.51%       5,650      517     9.15%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
         Total Loans                   77,822    6,790     8.67%      65,894    5,699     8.65%      61,147    5,165     8.45%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------

     INVESTMENT SECURITIES:

       Taxable                          2,949      146     4.95%       8,337      567     6.80%      12,244      667     5.45%
       Tax Exempt *                        59        4     6.78%          95       12    12.63%         175       20    11.43%
       Available for Sale              19,463     1245     6.39%      10,206      559     5.48%       6,360      430     6.76%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
          Total Securities             22,471    1,395     6.21%      18,638    1,138     6.11%      18,779    1,117     5.95%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
     FEDERAL FUNDS SOLD                 9,290      509     5.48%       9,827      525     5.34%       6,693      389     5.81%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
     TOTAL EARNING ASSETS            $109,583   $8,694     7.89%     $94,359   $7,362     7.80%     $86,619   $6,671     7.70%
                                               -------  --------              -------  --------              -------    ------
                                               -------  --------              -------  --------              -------    ------

  NON-EARNING ASSETS:

     Cash and Due from Banks            3,677                          3,546                          2,989
     Bank Premises                      2,133                          1,942                          1,364
     Other Assets                       1,565                          1,128                          1,108
                                    ---------                      ---------                      ---------
     TOTAL NON-EARNING ASSETS          $7,375                         $6,616                         $5,461
                                    ---------                      ---------                      ---------
TOTAL ASSETS                         $116,958                       $100,975                        $92,080
                                    ---------                      ---------                      ---------
                                    ---------                      ---------                      ---------


*  Shown at tax equivalent amount given statutory tax rate @ 34%

                  Logan County BancShares, Inc. and Subsidiary

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     TABLE XII.--ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                   (CONTINUED)
                            (In Thousands of Dollars)


                                   Year Ended December 31, 1997   Year Ended December 31, 1996  Year Ended December 31, 1995
                                   ----------------------------   ----------------------------  ----------------------------
                                   Average                Yield/  Average               Yield/  Average                Yield/
                                   Balance   Interest     Rate    Balance    Interest    Rate   Balance   Interest      Rate
                                   -------   --------     ------  -------    --------   ------  -------   --------     ------

INTEREST BEARING LIABILITIES:

    Savings Deposits and
    Interest Bearing:

      DDA                          $ 48,523  $ 1,334      2.75%   $ 46,952   $ 1,286    2.74%   $46,936   $ 1,366      2.91%
      Time Deposits                  40,815    2,271      5.56%     31,006     1,694    5.46%    25,352     1,320      5.21%
                                    -------    -----      ----     -------     -----    ----     ------     -----      ----
      Total Interest Bearing
        Liabilities                  89,338  $ 3,605      4.03%     77,958   $ 2,980    3.82%    72,288   $ 2,686      3.72%
                                    -------    -----      ----     -------     -----    ----     ------     -----      ----
                                    -------    -----      ----     -------     -----    ----     ------     -----      ----

 NON-INTEREST BEARING
    LIABILITIES AND CAPITAL

     Demand Deposits                 14,067                         11,037                        9,036
     Accrued Expenses                 1,074                            995                          636
     Capital                         12,479                         10,985                       10,120
                                    -------                        -------                       ------
       Total Non-Interest
         Bearing Liabilities and
         Capital                     27,620                         23,017                       19,792
                                    -------                        -------                       ------
       Total Liabilities and
         Stockholders' Equity      $116,958                       $100,975                      $92,080
                                    -------                        -------                       ------
                                    -------                        -------                       ------

NET INTEREST MARGIN                $109,583  $ 5,089      4.60%   $ 94,359   $ 4,382    4.64%   $86,619   $ 3,985      4.60%
                                    -------    -----      ----     -------     -----    ----     ------     -----      ----
                                     ------    -----      ----     -------     -----    ----     ------     -----      ----


                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

           TABLE XIII. - ASSET AND LIABILITY MATURITY RATE SENSITIVITY

                            (In Thousands of Dollars)

                                                                  Total        Over
                            0 - 90       91-180     181-365      One Year     One Year      Total
                            ------       ------      -------     --------     --------      ------
Earning Assets
  Loans                     17,477     $  1,683     $  3,281     $ 22,441     $ 62,457    $ 84,898
  Investments                4,200            0            0        4,200       15,753      19,953
  Fed. Funds Sold            8,910            0            0        8,910            0       8,910
                          --------     --------     --------     --------     --------    --------
Total Earning
  Assets                    30,587        1,683        3,281       35,551       78,210     113,761
                          --------     --------     --------     --------     --------    --------
Interest Bearing
  Liabilities:

  Demand Deposits           17,662            0            0       17,662            0      17,662
  Savings                   11,715        9,787        7,785       29,287            0      29,287
  CD's-$100,000
    and Over                 1,507        2,580        5,457        9,544        3,994      13,538
  Other Time                 6,192        9,567       11,572       27,331        6,742      34,073
                          --------     --------     --------     --------     --------    --------
Total Interest
 Bearing Liability          37,076       21,934       24,814       83,824       10,736      94,560
                          --------     --------     --------     --------     --------    --------

Interest
  Sensitivity Gap          $ 6,489)    ($20,251)    ($21,533)    ($48,273)    $ 67,474    $ 19,201
                          --------     --------     --------     --------     --------    --------
                          --------     --------     --------     --------     --------    --------

Cumulative Gap            ($ 6,489)    ($26,740)    ($48,273)    ($43,273)    $ 19,201    $ 19,201
                          --------     --------     --------     --------     --------    --------
                          --------     --------     --------     --------     --------    --------

Rate Sensitive
Assets/Rate
Sensitive
Liabilities
(Cumulative
Percentage)                  82.50%       54.68%       42.41%       42.41%      120.31%     120.31%
                          --------     --------     --------     --------     --------    --------
                          --------     --------     --------     --------     --------    --------


              Logan County BancShares, Inc. and Subsidiary
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

              ASSET AND LIABILITY MATURITY RATE SENSITIVITY
              ---------------------------------------------

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

                  Logan County BancShares, Inc. and Subsidiary
                      Management's Discussion and Analysis
                 of Financial Position and Results of Operations

                       TABLE XIV. - AVERAGE BALANCE SHEET
                            (In Thousands of Dollars)


                                                  1997          1996          1995          1994         1993
                                              ----------    ----------    ----------    ----------   ----------
ASSETS:
          Cash and Due from Banks             $    3,677    $    3,546    $    2,989    $    3,166   $    2,608

          Investment Securities:
            Available for Sale                    16,689        10,206         6,360         5,011            0
            Held to Maturity                       5,782         8,432        12,419        14,838       20,803
                                              ----------    ----------    ----------    ----------   ----------
               Total Investments                  22,471        18,638        18,779        19,849       20,803
                                              ----------    ----------    ----------    ----------   ----------
          Federal Funds Sold.                      9,290         9,827         6,693         5,942        8,072
          Loans
            Real Estates                          37,449        31,897        30,108        27,351       19,899
            Installment                            7,402         5,606         5,650         5,579        5,379
            Commercial & Other.                    33,714        29,144        26,020        24,837       23,775
                                              ----------    ----------    ----------    ----------   ----------
                                                  78,565        66,647        61,778        57,767       49,053
            Less:  Unearned Discount                 129            85             0             0            0
                                              ----------    ----------    ----------    ----------   ----------
                                                  78,436        66,562        61,778        57,767       49,053
            Allowance For Loan Losses                614          (668)         (631)         (562)        (512)
                                              ----------    ----------    ----------    ----------   ----------
            Net Loans                             77,822        65,894        61,147        57,205       48,541
                                              ----------    ----------    ----------    ----------   ----------
          Banking Premises                         2,133         1,942         1,364         1,412        1,494
          Accrued Interest and
            Other Assets                           1,565         1,128         1,108           920        1,229
                                              ----------    ----------    ----------    ----------   ----------
TOTAL ASSETS                                  $  116,958    $  100,975    $   92,080    $   88,494   $   82,747
                                              ----------    ----------    ----------    ----------   ----------
                                              ----------    ----------    ----------    ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
          Deposits:

            Demand Deposits                   $   31,007    $   27,940    $   26,287    $   25,402   $   23,812
            Savings Deposits                      31,582        30,049        29,685        35,401       31,888
            Time Deposits                         40,816        31,006        25,352        17,556       17,241
                                              ----------    ----------    ----------    ----------   ----------
              Total Deposits                     103,405        88,995        81,324        78,359       72,941
          Other Liabilities                        1,074           995           636           775          960
                                              ----------    ----------    ----------    ----------   ----------
TOTAL LIABILITIES                                104,479        89,990        81,960        79,134       73,901

STOCKHOLDERS' EQUITY                              12,479        10,985        10,120         9,360        8,846
                                              ----------    ----------    ----------    ----------   ----------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                $  116,958    $  100,975    $   92,080    $   88,494   $   82,747
                                              ----------    ----------    ----------    ----------   ----------
                                              ----------    ----------    ----------    ----------   ----------


               ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                        Page
                                                                        ----

Management's Report on Financial Statements.......................          29

Report of Independent Certified Public Accountants................          30

Financial Statements:

     Logan County BancShares, Inc. and Subsidiaries:

        Consolidated Statement of Condition as of
             December 31, 1997 and 1996...........................     31 - 32

        Consolidated Statement of Income as of December
             31, 1997, 1996 and 1995..............................     33 - 34

        Consolidated Statement of Changes in Stock-
                 holders' Equity for the Years Ended
                 December 31, 1997, 1996 and 1995.................          35

        Consolidated Statement of Cash Flows for the
                 Years Ended December 31, 1997, 1996,
                 and 1995.........................................     36 - 37

        Notes to Consolidated Financial Statements................     38 - 51


                                 [Letterhead]



To Our Stockholders, Customers and Friends:

   We are pleased to present the 1997 Annual Report of Logan County BancShares, Inc. and its subsidiary, Logan Bank & Trust Company. The year 1997 continued our growth trend of the 90's and set new records in total assets, earnings and dividends. Total assets grew by $14,470,494., an 13.48% increase, to $121,850,039. during 1997. Our four offices were able to increase loans by $13,270,884., a substantial commitment to the communities that they serve. Record earnings of $1,894,123., or $4.04 per share, enabled the Board of Directors to return to our stockholders dividends of $754,724 for the year and continue an excellent capital position of $12,982,988., or 11.10% of average assets. The return on average assets of 1.62% and return on equity of 15.5% set new standards in terms of overall performance.

   Continuing our direction of focusing on community needs, our subsidiary, Logan Bank & Trust Company, has upgraded and improved the products and services in each of its offices. The management and staff of each office seek to offer their communities customized services which make a difference in the economics health and prosperity of its citizens. Our Directors and management team believe the basis of our past, current and future success to be the growth and development of our market area. Our four conveniently located offices, extended operation hours and new Telebank services allow us to offer the region greater access to financial services. As a service oriented organization, we will continue to focus on the needs of our customers and we are confident this approach will be as rewarding in the future as it has been in the past. With involved business leaders as directors, a strong innovative management team and efficient dedicated staff, we look to 1998 to offer opportunities for all of us.

   We are thankful for the support of our customers, staff and community and look forward to the coming year. Logan County BancShares, Inc. and its subsidiary, Logan Bank & Trust Company, stand ready to service the financial needs of Southern West Virginia.

                                       Respectfully,



/s/ Harvey Oakley                      /s/ Eddie Canterbury
    Harvey Oakley                          Eddie Canterbury
    Chairman                               Executive Vice President/CEO

                     [LOGO]  McNEAL, WILLIAMSON & CO.
                             Certified Public Accountants

Donald M. McNeal, CPA                                 Daniel L. Williamson, CPA
Post Office Box 1839                          525 Tiller St., Cherry Tree Addn.
Logan, West Virginia 25601                           Logan, West Virginia 25601
Phone: (304) 752-0461                                        Fax (304) 752-4660





                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 1997, and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 1997, and 1996, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ McNEAL, WILLIAMSON & CO.


Logan, West Virginia
February 27, 1998

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 1997 and 1996

                                     ASSETS
                                     ------

                                                  1997               1996
                                              --------------     -------------
CASH AND DUE FROM BANKS                          $5,267,333        $4,434,697
                                              --------------     -------------
INVESTMENT SECURITIES:

     Available for sale                          15,957,955        14,326,484
     Held to maturity                             3,994,584         7,068,905
                                              --------------     -------------
     Total Investment Securities                 19,952,539        21,395,389
                                              --------------     -------------
FEDERAL FUNDS SOLD                                8,910,000         7,275,000

LOANS:

     Mortgage Loans                              40,857,352        34,100,157
     Installment Loans                            8,493,116         6,648,703
     Commercial and Other Loans                  35,643,093        30,973,817
                                              --------------     -------------
          Total Loans                            84,993,561        71,722,677

     Less: Unearned Interest                         95,849           169,566
           Reserve-Loan Losses                      672,563           681,375
                                              --------------     -------------
          Net Loans                              84,225,149        70,871,736
                                              --------------     -------------
BANK PREMISES AND EQUIPMENT                       2,125,350         2,120,424

INTEREST RECEIVABLE                                 828,979           658,079
OTHER ASSETS                                        540,689           624,220
                                              --------------     -------------
                                               $121,850,039      $107,379,545
                                              --------------     -------------
                                              --------------     -------------


        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 1997 and 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                             1997             1996
                                         -------------     ------------
DEPOSITS:
     Non-Interest Bearing                $13,546,696      $10,464,668
     Interest Bearing                     17,661,719       17,564,923
     Savings Deposits                     29,287,477       30,560,306
     Time Certificates                    47,610,875       36,642,682
                                         -------------     ------------
     Total Deposits                      108,106,767       95,232,579

ACCRUED AND OTHER LIABILITIES                723,042          688,753

FEDERAL INCOME TAXES PAYABLE:

     Current                                 (17,563)          39,209
     Deferred                                 54,805            4,068
                                         -------------    -------------
TOTAL LIABILITIE                         108,867,051       95,964,609
                                         -------------    -------------

STOCKHOLDERS' EQUITY:
     Common Stock-$2.50 par value;

       Authorized - 520,000 share,
       Outstanding-478,000 shares
         in 1997 and 467,612 shares
         in 1996                            1,300,000        1,274,030
     Surplus                                2,408,426        2,070,816
     Retained Earnings                     10,125,449        8,986,050
     Net unrealized amortization
       on securities available for
       sale                                     9,311          (55,762)
     Treasury Stock                          (860,198)        (860,198)
                                         -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                 12,982,988       11,414,936
                                         -------------    -------------
TOTAL LIABILITIES AND

     STOCKHOLDERS' EQUITY                $121,850,039     $107,379,545
                                         -------------    -------------
                                         -------------    -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Years Ended December 31, 1997, 1996, and 1995

                                          1997         1996         1995
                                      -----------  -----------  -----------
INTEREST INCOME:
     Loans, Including Fees             $6,789,421   $5,699,356   $5,165,171

     Investment Securities:
         Available for Sale             1,047,951      558,591      429,597
         Held to Maturity                 347,762      576,290      680,361

     Federsl Funds Sold                   508,539      524,878      388,552
                                      -----------  -----------  -----------
        Total Interest Income           8,693,673    7,359,115    6,663,681
                                      -----------  -----------  -----------
INTEREST EXPENSE:
     Deposits                           3,605,404    2,979,998    2,686,408
     Other Borrowings                           0        7,764            0
                                      -----------  -----------  -----------
        Total Interest Expense          3,605,404    2,987,762    2,686,408
                                      -----------  -----------  -----------
NET INTEREST INCOME                     5,088,269    4,371,353    3,977,273

PROVISION FOR LOAN LOSSES                 107,000       40,000       59,363
                                      -----------  -----------  -----------
NET INTEREST INCOME AFTER

  PROVISION FOR LOAN LOSSES             4,981,269    4,331,353    3,917,910
                                      -----------  -----------  -----------
OTHER INCOME:
     Service Fees                       1,224,231      948,377      697,964
     Other                                 33,697       52,247       31,506
     Securities Gains (Losses)              5,457         (176)       1,618
                                      -----------  -----------  -----------
                                        1,263,385    1,000,448      731,088
                                      -----------  -----------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statement of Income
              For The Years Ended December 31, 1997, 1996, and 1995

                                              1997         1996        1995
                                           -----------  ----------- -----------
OTHER EXPENSES:
     Salaries and Benefits                  $1,701,231  $1,548,685  $1,381,498
     Taxes Other Than Payroll & Income          70,208      70,939      68,742
     Depreciation                              152,804     144,671     117,273
     Repairs and Maintenance                   176,049     120,439      97,714
     Fees Paid to Directors                     66,275      97,425     101,675
     Equipment Rental                           25,217      25,664      21,795
     FDIC & Fidelity Insurance                  74,187      72,207     158,065
     Data Processing                           286,349     265,726     241,237
     Bank Stationery and Printing              102,914     110,207      81,359
     Professional Fees                          76,059      73,389      67,883
     Other Operating Expenses                  562,027     435,803     403,067
                                           -----------  ----------- -----------
                                             3,293,320   2,965,155   2,740,308
                                           -----------  ----------- -----------

INCOME BEFORE INCOME TAXES                   2,951,334   2,366,646   1,908,690
INCOME TAXES:
     Current                                 1,030,248     848,554     668,121
     Deferred                                   26,963     (19,977)     28,718
                                           -----------  ----------- -----------
NET INCOME                                  $1,894,123  $1,538,069  $1,211,851
                                           -----------  ----------- -----------
                                           -----------  ----------- -----------

PER SHARE OF COMMON STOCK:
     NET INCOME                                  $4.04       $3.29       $2.59
                                           -----------  ----------- -----------
                                           -----------  ----------- -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
              For The Years Ended December 31, 1997, 1996 and 1995

                                                                                       NET
                                                                                    UNREALIZED
                                                                                   APPRECIATION
                                                                                   ON AVAILABLE
                                     COMMON                 RETAINED    TREASURY     FOR SALE
                                     STOCK       SURPLUS    EARNINGS     STOCK       SECURITIES       TOTAL
                                     ------      -------    --------    --------   ------------     -----

Balance - December 31, 1994        $1,274,030  $2,070,816   $7,218,115   ($860,198)   ($147,768)   $9,554,995

Dividends on 467,612 shares
  Common Stock @ $.95                                         (444,232)                              (444,232)

Net Income - 1995                                            1,211,851                              1,211,851

Net Change in Unrealized
  Appreciation Securities
  Available for Sale                                                                     68,606        68,606
                                  ----------- ----------- ------------ ----------- ------------ -------------
Balance-December 31, 1995          $1,274,030  $2,070,816   $7,985,734   ($860,198)    ($79,162)  $10,391,220

Dividends on 467,612 shares
  Common Stock @ $1.15                                        (537,753)                              (537,753)

Net Income - 1996                                            1,538,069                              1,538,069

Net Change in Unrealized
  Appreciation Securities
  Available for Sale                                                                     23,400        23,400
                                  ----------- ----------- ------------ ----------- ------------ -------------
Balance-December 31, 1996          $1,274,030  $2,070,816   $8,986,050   ($860,198)    ($55,762)  $11,414,936

Issuance of 10,388 Shares
 of Common Stock                       25,970     337,610                                             363,580

Dividends on 467,612 shares
  Common Stock @ $1.60                                        (754,724)                              (754,724)

Net Income - 1997                                            1,894,123                              1,894,123

Net Change in Unrealized
  Appreciation Securities
  Available for Sale                                                                      65,073       65,073
                                   ----------- ----------- ------------ ----------- ------------ -------------
Balance-December 31, 1997           $1,300,000  $2,408,426  $10,125,449   ($860,198)      $9,311  $12,982,988
                                   ----------- ----------- ------------ ----------- ------------ -------------
                                   ----------- ----------- ------------ ----------- ------------ -------------



   The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Change in Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                                1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:           ----          ----          ----
   Net Income                               $1,894,123    $1,538,069    $1,211,851
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and Amortization            157,804       144,671       117,273
      Provision For Loan Losses                107,000        40,000        59,363
      Provision For Deferred Taxes              26,963       (19,977)       28,718
      (Gain) Loss on Sale of Securities         (5,457)          176        (1,618)
      Premium Amortization and
       Accretion on Investment
       Securities                               (2,529)       12,485        28,499
      Increases (Decreases) in
       Income Taxes Payable                    (56,772)       24,750      (132,589)
      (Increases) Decreases in
       Interest Receivable and
       Other Assets                           (107,229)     (248,380)       60,698
      Increases (Decreases) in
       Interest Payable & Other Liab            34,288        94,463       136,042
      Market Value Adjustment
       Amortization                              4,028         4,028         4,028
                                          ------------- ------------- -------------
     Net Cash Provided by
       Operating Activities                  2,052,219     1,590,285     1,512,265
                                          ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Investment Sec:
    Available for Sale                       5,494,543     1,500,000     1,500,000
    Held to Maturity                           500,000        500000             0
   Proceeds from Maturities of Inv. Sec:
    Available for Sale                         500,000     1,000,000     3,305,000
    Held to Maturity                         2,565,000     3,810,000      (503,125)
   Purchase of Investment Securities:
    Available for Sale                      (7,500,000)  (10,233,781)            0
    Held to Maturity                                 0    (1,491,328)            0
   Net (Increases) Decreases
    Federal Funds Sold                      (1,635,000)      195,000    (4,150,000)
   Net (Increases) Decreases
    Commercial Loans                        (4,785,088)   (3,017,344)   (3,668,364)
   Net (Increases) Decreases
    Real Estate Loans                       (6,757,195)   (3,251,649)     (726,547)
   Net (Increases) Decreases
    Installment Loans                       (1,918,130)     (957,386)       87,087
   Purchase of Bank Premises
    and Equipment                             (166,758)     (548,693)     (470,764)
                                          ------------- ------------- -------------
Net Cash Used by
    Investing Activities                   (13,702,628)  (12,495,181)   (4,626,713)
                                          ------------- ------------- -------------
                                          ------------- ------------- -------------


              The accompanying notes are an integral part of these
                              financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Changes in Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                          1997            1996            1995
                                          ----            ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net Increases (Decreases) in
     Demand Deposits                     $3,178,825        $784,399      $1,111,134
   Net Increases (Decreases) in
    Savings Deposits                     (1,272,829)      2,111,565      (5,014,305)
   Net Increases (Decreases) in
    Time Deposits                        10,968,193       8,619,996       7,910,782
   Proceeds from Issuance of Common
    Stock                                   363,580               0               0
   Dividends Paid                          (754,724)       (537,753)       (444,232)
                                     --------------- --------------- ---------------
Net Cash Provided by Financing
    Activities                          $12,483,045     $10,978,207      $3,563,379
                                     --------------- --------------- ---------------

Net Increase (Decrease) in Cash
    and Cash Equivalents                    832,636          73,411         448,931

Cash and Cash Equivalents at
    Beginning of Year                     4,434,697       4,361,286       3,912,355
                                     --------------- --------------- ---------------
Cash and Cash Equivalents at
    End of Year                          $5,267,333      $4,434,697      $4,361,286
                                     --------------- --------------- ---------------
                                     --------------- --------------- ---------------

Supplemental Disclosures of Cash
    Flow Information Cash Paid for:

      Interest                           $3,542,170      $2,951,541      $2,648,334
      Income Taxes                       $1,105,303        $817,985        $691,982


              The accompanying notes are an integral part of these
                              financial statements.

              Logan County BancShares, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

1.   Summary of Significant Accounting Policies:

     A.   Basis of Consolidation:

          The Consolidated Financial Statements of Logan County BancShares, Inc. and its subsidiaries include the accounts of Logan County BancShares, Inc. a bank holding company and its wholly owned subsidiaries, Logan Bank & Trust Company and Bank of Chapmanville. As further discussed in Note 13, the Company's subsidiaries were merged into Logan Bank & Trust Company on May 28, 1996. The merger was accounted for under the pooling of Interest Method of accounting and no restatement was necessary. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1997 presentations.

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

          Securities to be Held to Maturity: Bonds, notes and debentures for which the banks have the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income, suing the Constant Yield Method, over the period to maturity.

          Securities Available for Sale: Securities available for sale consist of bonds, notes, debentures, and certain equity securities not classified as securities held to maturity. These securities are carried at their fair value. Unrealized gains and (losses), net of tax, are reported as a net amount in a separate component of Shareholders' Equity until realized. Gains and losses on sale of securities available for sale are determined using the Specific-Indentification Method.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

1.   Summary of Significant Accounting Policies (Continued):

    F.   Loans:

          Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

          The reserve for loan losses is established through a provision for loan losses charged to expense. The reserve is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely.

          The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate or the fair value of the underlying collateral. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The entire change in present value of expected cash flows is reported as provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

          Certain loan origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

    G.   Bank Premises and Equipment:

          Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

                                            Methods        Range of Lives
                                            -------        --------------
              Banking House                 S/L, ACRS       10 - 40 years

              Furniture, Fixtures and
                Equipment                   S/L, DDB,ACRS    3 - 20 years



                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

1.   Summary of Significant Accounting Policies (Continued):

    H.   Real Estate Acquired Through Foreclosure:

          Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses.

    I.   Income Taxes:

          The Company and its subsidiaries file a consolidated federal income tax return. The Subsidiarys are charged or credited an amount equal to the income tax that would have been applicable on a separate return basis.

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

    J.   Per Share Information:

          Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury-stock method.

    K.   Impact of New Accounting Standards:

          The Financial Accounting Standards Board has issued several new accounting pronouncements with provisions becoming effective in 1997 and 1998. These pronouncements include SFAS No. 125, "Accounting for Transfers of Assets and Servicing of Financial Assets and Extinguishments of Liabilities"; SFAS No. 129, "Disclosures of Information about Capital Structures"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Certain provisions of SFAS No. 125 were applicable in 1997 and their adoption has no significant impact. The Company is in the process of fully evaluating all the new pronouncements and expects to adopt them in 1998 in accordance with the requirements. Such adoption is not expected to have a significant impact on the financial position of the Company or the results of its operations.

                  Logan County BancShares, Inc. and Subsidiary
                              Notes to Consolidated
                              Financial Statements
                        December 31, 1997, 1996 and 1995

2.  Investment Securities:

          The carrying amounts of investment in securities as shown in the consolidated balance sheets of the bank and their approximate full values at December 31 were as follows:

                                                  Gross         Gross
                                  Amortized    Unrealized    Unrealized       Fair
                                    Cost          Gains         Loss          Value
                                 ------------- ------------- ------------- -------------
VALUES FOR THE YEAR
  ENDED DECEMBER 31, 1997:

Securities Available for Sale
  Federal Agency Securities       $15,691,620       $62,343       $46,008   $15,707,955
  Equity Securities                   250,000             0             0       250,000
                                 ------------- ------------- ------------- -------------
                                  $15,941,620       $62,343       $46,008   $15,957,955
                                 ------------- ------------- ------------- -------------
                                 ------------- ------------- ------------- -------------

Securities to be Held to Maturity
  Federal Agency Securities         2,494,352        33,143             0     2,527,495
  U.S. Treasury Securities         12,500,232             0         1,867     1,498,365
  State and Municipal
    Securities                              0             0             0             0
                                 ------------- ------------- ------------- -------------
                                   $3,994,584       $33,143        $1,867    $4,025,860
                                 ------------- ------------- ------------- -------------
                                 ------------- ------------- ------------- -------------

ENDED DECEMBER 31, 1996:

Securities Available for Sale
  Federal Agency Securities       $14,174,312       $50,659      $148,487   $14,076,484
  Equity Securities                   250,000             0             0       250,000
                                 ------------- ------------- ------------- -------------
                                  $14,424,312       $50,659      $148,487   $14,326,484
                                 ------------- ------------- ------------- -------------
                                 ------------- ------------- ------------- -------------

Securities to be Held to
  Maturity
  Federal Agency Securities         2,992,590        34,990         3,125     3,024,455
  U.S. Treasury Securities          4,011,315             0        22,875     3,988,440
  State and Municipal
    Securities                         65,000         1,133             0        66,133
                                 ------------- ------------- ------------- -------------
                                   $7,068,905       $36,123       $26,000    $7,079,028
                                 ------------- ------------- ------------- -------------
                                 ------------- ------------- ------------- -------------


                  Logan County BancShares, Inc. and Subsidiary
                              Notes to Consolidated
                              Financial Statements
                        December 31, 1997, 1996 and 1995

2.  Investment Securities: (continued)

          The par value of securities pledged to secure public deposits and for other purposes amounted to $6,638,406 in 1997 and $5,996,628 in 1996.

          The amortized cost and estimated market value of investment in debt securities at December 31, 1997, by contractural maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

                                     Securities to be Held       Securities Available
                                          to Maturity                   For Sale
                                    ------------------------   ------------------------
                                    Amortized         Fair       Amortized       Fair
                                      Cost            Value        Cost          Value
                                    ----------    ----------   -----------   -----------

Due in one year or less             $1,500,232    $1,498,365    $2,700,000    $2,665,390
Due from one year to five years.     2,494,352     2,527,495     8,991,620     9,026,470
Due from five years to ten years             0             0     4,250,000     4,266,095
Due after ten years                          0             0             0             0
                                    ----------    ----------   -----------   -----------
                                    $3,994,584    $4,025,860   $15,941,620   $15,957,955
                                    ----------    ----------   -----------   -----------
                                    ----------    ----------   -----------   -----------


3. Restriction on Cash and Due from Banks and Contingent Liabilities:

          The Bank is required to maintain average balances with the Federal Reserve Bank. The average required reserve balances were $655,000. and 375,000. for 1997 and 1996 respectively. The Bank has various claims and suits pending at December 31, 1997 arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation will not materially affect the Bank's financial position or earnings.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

4.  Loans:

          Major classifications of loans at December 31, 1997 and 1996 are as follows:

                                                       1997          1996
                                                   ------------- -------------
Mortgage Loans                                      $40,857,352   $34,100,157
Installment Loans                                     8,493,116     6,648,703
Commercial and Other Loans                           35,643,093    30,973,817
                                                   ------------- -------------
                                                     84,993,561    71,722,677
Less:  Unearned Interest                                 95,849       169,566
Reserve for Loan Loss                                   672,563       681,375
                                                   ------------- -------------
                                                    $84,225,149   $70,871,736
                                                   ------------- -------------
                                                   ------------- -------------

          Loans on which accrual of interest has been discontinued or reduced amounted to $546,442. and $686,517. at December 31, 1997 and 1996
     respectively. Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $34,488., and $56,537. for the two years.

          The Company's recorded investment in impaired loans was approximately $843,471. at December 31, 1997 and $838,000. at December 31, 1996. Of that amount in 1996, $548,000. represents loans for which an allowance for loan losses, amounting to $360,490., has been established under SFAS 114. The average recorded investment in impaired loans was approximately $840,736. for 1997 and $887,000. for the year ended, December 31, 1996. Interest income recognized on impaired loans was approximately $39,566. for the year ended December 31, 1997.

     Reserve for Loan Losses:

          Transactions in the reserve for loan losses for the years were as follows:

                                          1997          1996          1995
                                       -----------   ----------    ----------
Balance at Beginning of Year             $681,375      $661,647      $605,829
Provision Charged to
  Operating Expenses                      107,000        40,000        59,363
Recoveries credited to
  Reserve                                   1,138         4,662         4,884
Losses Charged to Reserve                (116,950)      (24,934)       (8,429)
                                       -----------   ----------    ----------
    Balance at End of Year               $672,563      $681,375      $661,647
                                       -----------   ----------    ----------
                                       -----------   ----------    ----------


             The balance of the reserve for loan losses for income tax purposes was $281,723. at December 31, 1997 and 1996.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

5.  Bank Premises and Equipment:

          Bank premises and equipment are summarized as follows:

                                          1997          1996          1995
                                     ----------    ----------    ----------

Land                                 $  404,847    $  404,847    $  370,972
Banking House                         2,445,752     2,420,262     2,068,335
Furniture, Fixtures and
  Equipment                           1,568,611     1,454,091     1,288,494
                                     ----------    ----------    ----------
                                      4,419,210     4,279,200     3,727,801
Less: Accumulated
  Depreciation                        2,293,860     2,158,776     2,011,399
                                     ----------    ----------    ----------
Bank Premises and Equipment          $2,125,350    $2,120,424    $1,716,402
                                     ----------    ----------    ----------
                                     ----------    ----------    ----------


          Depreciation expense amounted to $157,804., $144,671., and $117,273. in 1997, 1996 and 1995 respectively. Expenditures for maintenance and repairs are charged against operations as incurred.

          6.  Operating Lease Commitments:

          The Company has entered into lease agreements for certain premises at two of its facility locations. Future minimum lease payments under the leases during the five years subsequent to December 31, 1997 are as follows:


                      Year                           Amount
                      ----                           -------
                      1998                           $11,400
                      1999                           $11,400
                      2000                           $11,400
                      2001                           $11,400
                      2002                           $11,400


                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

7.  Federal Income Taxes:

          The provisions for Federal income taxes for the years ended December 31, 1997, 1996, and 1995 were less than the respective amounts that would result from applying the statutory Federal and state income tax rates, due primarily to the Banks' investment income and expense accruals.

          A reconciliation of the difference between the U. S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:

                                                   1997                             1996                          1995
                                       -------------------------           ---------------------           --------------------
                                        Amount           Percent           Amount        Percent           Amount       Percent
                                       ---------         -------           -------       -------           -------      -------

Tax Expense at
  Statutory Rate                        $975,261           34.00%         $783,743         34.00%         $630,651        34.00%
State income tax
  net of tax benefits                     82,920            2.89%           61,520          2.67%           53,834         2.90%
                                       ---------         -------           -------       -------           -------      -------
                                       1,058,181           36.89%          845,263         36.67%          684,485        36.90%
Tax Exempt Interest                       (7,430)          -0.26%           (3,003)        -0.13%           (4,706)       -0.25%
Security Transactions                        413            0.00%           (2,598)        -0.11%             (763)       -0.04%
Loan Loss Provision                       (2,996)          -0.01%            6,708          0.29%           18,700         1.01%
Pension Accruals                         (11,918)          -0.42%            3,680          0.16%          (20,454)       -1.10%
Other                                     (6,002)          -0.21%           (1,496)        -0.06%           (9,141)       -0.49%
Deferred Income Tax                       26,963            0.94%          (19,977)        -0.87%           28,718         1.54%
                                       ---------         -------           -------       -------           -------      -------
                                      $1,057,211           36.93%         $828,577         35.95%         $696,839        37.57%
                                       ---------         -------           -------       -------           -------      -------
                                       ---------         -------           -------       -------           -------      -------


          The tax effect of significant temporary differences which comprise non-current deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                  1997        1996
                                --------   --------
Assets:
Market Value Allowance           $24,890    $42,066
Reserve for Loan Loss            132,885    135,958
Pension Cost                           0     15,318
                                --------   --------
  Gross Deferred Tax Asset       157,775    193,342
                                --------   --------

Liabilities:
Allowance for Investments          5,880      3,896
Property and Equipment            69,713     38,235
                                --------   --------
  Net Deferred Tax Asset         $82,182   $151,211
                                --------   --------
                                --------   --------


                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

8.  Employee Benefit Plans:

          During 1997 the Company terminated the qualified defined benefit pension plan. The Company's subsidiary adopted a qualified profit sharing and 401K employee benefit plan covering substantially all employees. The contributions to the plans are at the discretion of the plans' advisory boards and amounted to $85,264. in 1997.

          The Bank Holding Company had a qualified defined benefit pension plan which is available to employees meeting certain age and service requirements. The total pension expense for the years 1996 and 1995 was $71,101. and $35,482. respectively. The Company's policy was to fund pension costs at the maximum amount that can be deducted for Federal Income tax purposes.

          The following is a summary of the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995.

                                                        1996       1995
                                                    ----------- -----------

Actuarial present value of
  accumulated benefit obligation                       $276,949    $215,686
                                                    ----------- -----------
                                                    ----------- -----------
  Projected benefit obligation                         $703,635    $571,545
  Plan assets at fair value.                            625,279     515,619
                                                    ----------- -----------
     Projected Benefit Obligation
       Less Than Plan Assets                           ($78,356)   ($55,926)

Unrecognized net asset at transition,
   net of amortization                                  (72,419)    (79,002)
Unrecognized net loss from past
   experience different from that assumed               104,110     117,236
                                                    ----------- -----------
   Accrued Pension Cost Included
     In Other Liabilities                              ($46,665)   ($17,692)
                                                    ----------- -----------
                                                    ----------- -----------

Service cost - benefits earned during
   the period                                           $41,461     $36,252
Interest cost on projected benefit
   obligation                                            49,072      39,663
Actual return on plan assets                            (49,495)    (40,316)
Net amortization and deferral                            (3,108)     (6,471)
                                                    ----------- -----------
     Net Periodic Pension Cost                          $37,930     $29,128
                                                    ----------- -----------
                                                    ----------- -----------


          At year end 1996 and 1995, an 8% weighted average discount rate and a 5% rate of increase in future compensation levels was used to determine the actual present value of the projected benefit obligation. The projected long-term rate of return on plan assets was 8% in 1996 and 1995.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

9. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk:

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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

9. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk (Continued):

          The total amounts of off-balance-sheet financial instruments with credit risk are as follows:

                                        December 31,
                                    1997         1995
                                 ----------   ----------
Loan commitments                 $6,678,000   $5,031,000
Standby letters of credit          $271,000     $176,000



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

10.  Regulatory Matters

          The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines which define the adequacy of the capital levels of regulated institutions. These risk based capital guidelines require minimun levels of capital based upon the risk rating of assets and certain off-balance-sheet items. Assets and off-balance-sheet items are assigned regulatory risk-weights ranging from 0% to 100% depending on their level of credit risk. The guidelines classify capital in two tiers, Tier I and Tier II, the sum of which is total capital. Tier I capital is essentially common equity, less intangible assets. Tier II capital is essentially qualifying long-term debt and a portion of the reserve for loan losses.

          The Company and Bank actual capital amounts and ratios are presented below in thousands of dollars:

                                                                          For Capital
                                                                            Adequacy         To be Well
                                        Company           Bank              Purposes         Capitalized
                                     ------------     ------------        ------------      -------------
As of December 31, 1997               Amt.  Ratio     Amt.   Ratio        Amt.   Ratio      Amt.    Ratio
                                     -----  -----     ----   -----        ----   -----      ----   -----
Total Capital (to Risk
 Weighted Assets)                    12,983  16.57%     12,650  16.23%     6,266  8.00%     7,833  10.00%

Tier I Capital (to Risk
 Weighted Assets)                    12,974  16.56%     12,641  16.22%     3,133  4.00%     4,700   6.00%

Tier I Capital (to Risk
 Average Assets)                     12,974  11.09%     12,641  10.85%     4,678  4.00%     5,848   5.00%


As of December 31, 1996

Total Capital (to Risk
 Weighted Assets)                    11,415  16.76%     11,457  16.95%     5.447  8.00%     6,809  10.00%

Tier I Capital (to Risk
 Weighted Assets)                    11,471  16.85%     11,513  17.03%     2,724  4.00%     4,085   6.00%

Tier I Capital (to Risk
 Average Assets)                     11,471  11.36%     11,513  11.49%     4,039  4.00%     5,049   5.00%


                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

          The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above. During 1998, the Bank could, without prior approval, declare dividends of approximately $2,139,715. plus any 1998 net profits returned to the date of the dividend declaration.

11.  Disclosures about fair value of financial instruments

          The following methods and assumptions were used to estimate the value of each class of financial instruments for which it is icable to estimate that value:

          Cash and Cash Equivalents -- For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Investment Securities -- For investment securities, fair values are based on quoted market prices or dealer quotes.

          Loans -- Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

          Deposit Liabilities -- The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

          Securities Sold Under Agreements to Repurchase -- For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Federal Home Loan Bank Advances -- Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

          Note Payable -- The carrying value of variable rate borrowed funds is a reasonable estimate of fair value.

          Commitments to Extend Credit and Standby Letters of Credit Commitments to extent credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

          The fair values of the Company's financial instruments at December 31, 1997 are as follows:

                                       Carrying            Fair
                                        Amount            Value

Financial assets:
  Cash and cash equivalents           $5,267,333      $5,267,333
  Federal funds sold                   8,910,000       8,910,000
  Investment securities                19,936,204      19,983,815
  Loans                                84,897,712      83,855,427
  Less: Res. for loan losses            (672,563)       (672,563)
                                    -------------   -------------
                                    $118,338,686    $117,344,012
                                    -------------   -------------
                                    -------------   -------------
Financial liabilities:
  Deposits                          $108,106,767    $108,336,768
                                    -------------   -------------
                                    -------------   -------------

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

12.   Stockholders' Equity:

          In November 1997, the Company completed a sale of 10,388 shares of common stock at a price of $35.00 per share. Total proceeds to the Company were $363,580. Earnings per share has been computed using a weighted average number of shares outstanding.

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

          In February, Logan Bank & Trust Company opened a branch located in Man, West Virginia. This full service branch services the southern part of Logan County and its neighboring counties. In November, Logan Bank & Trust Company acquired a branch facility located in Harts, West Virginia from another financial institution. Under the purchase agreement, the bank acquired all the real and personal property and assumed the deposits related to the branch. The income and expenses of operating these branch facilities are included in the consolidated statement of income from their opening dates.

14.  Parent Only Condensed Financial Information:

                                                       December 31,
                                           --------------------------------------
Condensed Balance Sheet:                       1997          1996         1995
                                           ------------ ------------ ------------
Assets:
   Cash                                       $455,124     $354,485     $265,395
   Other Assets                                264,685      264,396       22,922
   Investment in Subsidiaries               12,575,912   11,379,008   10,395,102
                                           ------------ ------------ ------------
                                           $13,295,721  $11,997,889  $10,683,419
                                           ------------ ------------ ------------
                                           ------------ ------------ ------------
Liabilities and Equity:
   Accrued Liabilities                        $312,733     $582,953     $292,199
   Common Stock                              1,300,000    1,274,030    1,274,030
   Surplus                                   2,408,426    2,070,816    2,070,816
   Retained Earnings                        10,134,760    8,930,288    7,906,572
   Treasury Stock                             (860,198)    (860,198)    (860,198)
                                           ------------ ------------ ------------
                                           $13,295,721  $11,997,889  $10,683,419
                                           ------------ ------------ ------------
                                           ------------ ------------ ------------
Condensed Statement of Income:
  Equity in Net Earnings of
    Subsidiary                              $1,886,554   $1,635,759   $1,254,870
Other Income                                    18,757       37,414       25,527
Operating Expenses                              11,188      135,104       68,546
                                           ------------ ------------ ------------
Net Income                                  $1,894,123   $1,538,069   $1,211,851
                                           ------------ ------------ ------------
                                           ------------ ------------ ------------


                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

14.  Parent Only Condensed Financial Information (Continued):

                                                        December 31,
                                                ----------------------------------
                                                 1997         1996        1995
                                              ------------ ----------- -----------
Condensed Statement of Changes
  in Cash Flow:

Cash Flows From Increases (Decreases)
 in Cash and Cash Equivalents
  Operating Activities:

  Net Income                                   $1,894,123  $1,538,069  $1,211,851
  Net Change in Other Assets                         (289)   (241,475)     29,912
  Net Change in Accrued Liabilities              (270,220)    290,754     (33,914)
                                             ------------ ----------- -----------
  Net Cash Provided by Operating

    Activities                                  1,623,614   1,587,348   1,207,849
                                            ------------ ----------- -----------
Cash Flows From Investing Activities:
  Net Change in Investment in
    Subsidiaries                               (1,131,831)   (960,505)   (680,637)
                                             ------------ ----------- -----------
  Net Cash Provided (Used) in
    Investing Activities                       (1,131,831)   (960,505)   (680,637)
                                             ------------ ----------- -----------
Cash Flows From
  Financing Activities:
  Dividends                                      (754,724)   (537,753)   (444,232)
  Sale of Common Stock                            363,580           0           0
                                             ------------ ----------- -----------
  Net Cash Used in Financing
    Activities                                   (391,144)   (537,753)   (444,232)
                                             ------------ ----------- -----------
  Net Change in Cash and Cash
    Equivalents During the Year                   100,639      89,090      82,980

Cash Account:

  Beginning of Year                               354,485     265,395     182,415
                                             ------------ ----------- -----------
  End of Year                                  $  455,124  $  354,485  $  265,395
                                             ------------ ----------- -----------
                                             ------------ ----------- -----------


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information appearing on Page   of the Corporation's Proxy
     Statement, dated April 8, 1998, is incorporated herein by reference in response to this item.

          Executive Officers of the Registrant:

         Name                    Age              Position and Office
         ----                    ---              -------------------
         Harvey Oakley           77           Chairman of the Board--
                                              Logan County BancShares,
                                              Inc. Mr. Oakley has been
                                              an officer and Director
                                              of Logan Bank & Trust
                                              Company since 1963, a attorney
                                              at law, and Circuit Judge,
                                              State of West Virginia.

         Frank H. Oakley         82           President--Logan County
                                              BancShares, Inc. Mr.
                                              Oakley has been the
                                              President of Logan Bank &
                                              Trust Company since 1963
                                              and is Chairman of the
                                              Board of Bray and Oakley
                                              Insurance Agency, Inc.

         Eddie D. Canterbury     49           Executive Vice President
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


ITEM 11 - EXECUTIVE COMPENSATION

          The information appearing in the Corporation's Definitive Proxy Statement, dated April 8, 1998, is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The information appearing in the Corporation's Definitive Proxy Statement, dated April 8, 1998, is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information appearing in the Corporation's Definitive Proxy Statement, dated April 8, 1998 is incorporated herein by reference in response to this item.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

          None.

                                 April 8, 1998



Dear Stockholder:

     Your Board of Directors is pleased to invite you to attend the Annual Meeting of Stockholders of Logan County BancShares, Inc. on April 28, 1998, at 3:00 p.m. The Notice of Meeting and Proxy Statement are attached.

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


                        LOGAN COUNTY BANCSHARES, INC.



/s/ Harvey Oakley                       /s/ Eddie Canterbury
Harvey Oaklay                               Eddie Canterbury
  Chairman                              Executive Vice President/CEO

                   NOTICE OF ANNUAL MEETING OF STOCKHOLDERS


                                APRIL 8, 1988




    The Annual Meeting of Stockholders of Logan County BancShares, Inc. will be held at Logan Bank and Trust Company's lobby at 3:00 p.m. on April 28,

1998, for the following purposes:


    1.   To elect Directors of the Corporation

    2.   To transact such other business as may properly

         come before the meeting.


    Only stockholders of record at the close of business on March 27, 1998,

are entitled to notice of and to vote at the meeting.

                        LOGAN COUNTY BANCSHARES, INC.
               Proxy for the Annual Meeting of Shareholders
                         To be Held April 28, 1998

THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

    The undersigned hereby appoints Harvey Oakley and Eddie Canterbury, or any of them, proxies or proxy of the undersigned with full power of substitution to vote, as designated below, the shares of the undersigned at the Annual Meeting of the Shareholders of Logan County BancShares, Inc. to be held at Logan Bank and Trust Company's office, Corner of Washington Avenue and Main Street, Logan, West Virginia, on April 28, 1998 at 3:00 p.m. and at any and all adjournments thereof, with all of the powers the undersigned would possess if personally present.

    1. Proposal to approve the nominated Board of Directors.

       / / FOR      / / AGAINST      / /ABSTAIN

    2. In their discretion, the proxies are authorized to vote upon such other business and on such other matters as may properly come before the meeting or any adjournments thereof.

    The shares as represented by this Proxy will be voted as specified by the undersigned. If no specification is made, this Proxy will be cast FOR Proposal.


Number of Shares:____________________    Date:__________________________, 1998

_____________________________________    _____________________________________

_____________________________________    _____________________________________
      Certificate Name(s)                          Signature(s)

    Please sign in the manner in which your stock is registered. When signing as attorney, administrator, trustee or guardian, please give your full title as such. For joint accounts, each Joint Tenant should sign. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by authorized person.

                         LOGAN COUNTY BANCSHARES, INC.
                                 P.O. BOX 597
                          LOGAN, WEST VIRGINIA  25601


                                APRIL 8,1998



                               PROXY STATEMENT

SOLICITATION AND REVOCABILITY OF PROCESS

     This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Logan County BancShares, Inc. (Corporation) of proxies for the Annual meeting of Stockholders of the Corporation to be held April 28, 1998, and any adjournment thereof. Shares represented by properly executed proxies which are received in time and not revoked will be voted at the meeting in the manner described in the proxies. Any proxy may be revoked at any time before it is exercised.

INFORMATION AS TO VOTING SECURITIES

     The Board of Directors has fixed the close of business on March 27, 1998 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. At the record date, 478,000 shares of Common Stock of the Corporation were outstanding and entitled to be voted at the meeting. Each share of Common Stock is entitled to one vote.

ELECTION OF DIRECTORS

     The Board of Directors of the Corporation has, in accordance with the bylaws, fixed the number of Directors of the Corporation at not less than three. Accordingly, ten Directors are proposed to be elected to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and have qualified. It is intended that shares represented by proxies solicited by the Board of Directors will, unless contrary instructions are given, be voted in favor of the election as Directors of the nominees listed below. If any nominee is unavailable for election, the shares may be voted for a substitute nominee. The following nominees have been proposed to serve as Directors of the Corporation. They are:

                                                                 COMMON STOCK
     NAME             AGE    PRINCIPAL OCCUPATION             BENEFICIALLY OWNED
-------------------   ---    --------------------             ------------------

Frank H. Oakley       83     President, Logan County                 33,106
                             BancShares, Inc.; Chairman,
                             Bray & Oakley Insurance
                             Agency, Inc.; President,
                             Logan Bank and Trust.


                                                                  COMMON STOCK
     NAME             AGE    PRINCIPAL OCCUPATION              BENEFICIALLY OWNED
-------------------   ---    --------------------              ------------------

Harvey Oakley         77     Chairman of the Board, Logan          (A) 28,835
                             County BancShares, Inc.;
                             Attorney at Law; Chairman of
                             the Board of Logan Bank and
                             Trust.


Clell Peyton          61     Director, Logan Bank and Trust           7,064
                             Retired, Nationwide Insurance
                             Company.


Earle B. Queen        70     Director, Logan Bank and Trust;     (B) 12,837
                             President, James Funeral Home.


LaVeta Jean Ray       66     Retired Counselor, Chapmanville     (C)  4,952
                             High School.


William W. Wagner     65     Director, Logan Bank and Trust;     (D)  8,356
                             Director and Executive
                             Committee, United BancShares;
                             Former Chairman Eagle Bancorp,
                             Inc.


Eddie Canterbury       49    Director and Executive Vice              3,238
                             President/CEO Logan County
                             BancShares, Inc.; Director and
                             Executive Vice President/CEO,
                             Logan Bank and Trust.


Walter D. Vance       47     Vice President, Logan County        (E)  3,040
                             BancShares, Inc.; Vice President,
                             Arecoma Drug Company.


Glenn T. Yost         40     Director, Logan Bank and Trust;     (F) 19,409
                             President, W. W. McDonald Land
                             Co.; President, Tridelphia Land
                             Company; President, Bruce
                             McDonald Holding Co.


David McCormick       50     Director, Logan Bank and Trust;     (G) 25,372
                             President, McCormick's, Inc.;
                             President, Bodaco, Co.

(A) Includes 4,144 shares jointly owned with spouse.

(B) Includes 12,000 shares owned by Earle B. Queen, Trust, 137 shares owned by Funeral Services, Inc. and 150 shares owned by Queen Brothers, Inc.

(C) Includes 952 shares jointly owned with sister, Erma Ray Butcher.

(D) Includes 436 shares jointly owned with spouse.

(E) Includes 566 shares owned by Aracoma Drug Company.

(F) Includes 750 shares jointly owned with spouse; and 18,109 shares for which voting and investment powers are deemed; 13,750 shares owned by W.W. McDonald Land Company; 3,909 shares owned by Bruce McDonald Holding Company; 450 shares owned by Tridelphia Land Company.

(G) Includes 25,272 shares owned by Bodaco, Co.

Executive Compensation

   All Executive Officers of Logan County BancShares, Inc. were compensated $8,000.00 in Director's fees during 1997.

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

Please contact the New Accounts Department at:

                           Logan Bank and Trust Company
                           43 Washington Avenue
                           Post Office 597
                           Logan, West Virginia 23601-0597
                           Phone: (304) 752-1166

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LOGAN COUNTY BANCSHARES, INC.
                                        (Registrant)


                                   -----------------------------
                                   Eddie Canterbury
                                   Executive Vice President/CEO

                                   March 25, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated.


   SIGNATURE


Frank H. Oakley                         Director, President

Harvey Oakley                           Director, Chairman of the Board

Clell Peyton                            Director  By:
                                                      ----------------------
                                                      Eddie Canterbury
                                                      Attorney in Fact
                                                        Date:
                                                       March 25, 1998

Earle B. Queen                          Director

Lavetta J. Ray                          Director

Walter D. Vance                         Director

William W. Wagner


---------------------------             Executive Vice President
Eddie Canterbury                          and Director
Director