Form 10-Q
period 1998-03-31
LOGAN COUNTY BANCSHARES INC
filed 1998-05-15
CIK 760327

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For Quarter Ended           March 31, 1998
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
           (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  the number  of shares  outstanding,  of each  of the  issuer's
classes of common stock, as of the latest practicable date.   478,000
                                                            ------------

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

        ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of March 31, 1998 and
                      1997 and December 31, 1997.

                 Consolidated Statement of Income For the Three Month Period
                      Ended March 31, 1998 and 1997.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Three Month Period Ended March 31, 1998 and 1997.

                 Consolidated Statement of Cash Flows for the Three Month
                      Period Ended March 31, 1998 and 1997.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                  March 31, 1998 and 1997 and December 31, 1997
                                 (In Thousands)

                 ASSETS
                 ------
                                                 March 31,      December 31,
                                              1998      1997       1997
                                              ----      ----       -----
CASH AND DUE FROM BANKS                      $5,131     $4,817     $5,267

INVESTMENT SECURITIES:
  AVAILABLE FOR SALE                         15,046     15,220     15,958
  HELD TO MATURITY                            2,495      7,065      3,995

FEDERAL FUNDS SOLD                           17,130      9,210      8,910

LOANS:
   TOTAL LOANS                               86,997     73,988     84,898
     RESERVE FOR LOAN LOSSES                    692        681        673
                                          ---------   --------   --------
       NET LOANS                             86,305     73,307     84,225

BANK PREMISES AND EQUIPMENT                   2,128      2,136      2,125

ACCRUED INTEREST AND OTHER ASSETS             1,585      1,383      1,370
                                          ---------   --------   --------
                                           $129,820   $113,138   $121,850
                                          ---------   --------   --------
                                          ---------   --------   --------


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
DEPOSITS:
       DEMAND DEPOSITS:
        NON-INTEREST                        $14,322   $12,874    $13,547
        INTEREST BEARING                     20,691    18,017     17,662
       SAVINGS DEPOSITS                      30,630    30,606     29,287
       TIME DEPOSITS                         49,911    39,178     47,611
                                           --------   -------    -------
                 TOTAL DEPOSITS             115,554   100,675    108,107

ACCRUED AND OTHER LIABILITIES                   606       543        723

INCOME TAXES PAYABLE:
       CURRENT                                  260       237        (18)
       DEFERRED                                  71        (3)        55
                                           --------   -------    -------
                 TOTAL LIABILITIES          116,491   101,452    108,867

STOCKHOLDERS' EQUITY:
    AUTHORIZED & ISSUED 520,000 SHARES
      IN 1998 AND 509,612 IN 1997;
      OUTSTANDING 478,000 IN 1998 AND
      467,612 IN 1997                         1,300     1,274      1,300
       SURPLUS                                2,408     2,071      2,408
       RETAINED EARNINGS                     10,481     9,201     10,135
       TREASURY STOCK                          (860)     (860)      (860)
                                           --------   -------     -------
           TOTAL STOCKHOLDERS' EQUITY        13,329    11,686     12,983
                                           --------   -------     -------
                                           $129,820  $113,138   $121,850
                                           ========   =======   =========


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
            For the Three Month Periods Ended March 31, 1998 and 1997
                                 (In Thousands)

                                                     1998     1997
                                                    ------   ------
INTEREST INCOME:
          INTEREST ON LOANS                         $1,861   $1,559
          INTEREST ON INVESTMENTS                      300      327
          INTEREST ON FEDERAL FUNDS SOLD               165      118
                                                    ------   ------
                                                     2,326    2,004

INTEREST EXPENSE:
          INTEREST ON DEPOSITS                         996      818
                                                    ------   ------
                   NET INTEREST INCOME               1,330    1,186

PROVISION FOR LOAN LOSSES                               23        0
                                                    ------   ------
                   NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES        1,307    1,186

OTHER INCOME:
          SERVICE FEES                                 298      272
          OTHER OPERATING INCOME                        22       17
                                                    ------   ------
                   TOTAL OTHER INCOME                  320      289

OTHER EXPENSES:
          SALARIES AND BENEFITS                        442      416
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                                    97       88
          OTHER OPERATING EXPENSES                     280      267
                                                    ------   ------
                   TOTAL OTHER EXPENSES                819      771

INCOME BEFORE INCOME TAXES                             808      704

FEDERAL INCOME TAXES                                   297      232
                                                    ------   ------
          NET INCOME                                  $511     $472
                                                    ------   ------
                                                    ------   ------
PER SHARE OF COMMON STOCK NET INCOME                 $1.07    $1.01
                                                    ------   ------
                                                    ------   ------



        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity For the Three Month Periods Ended March 31, 1998 and 1997
                                 (In Thousands)


                                                                       Net Unrealized
                                                                       (losses) on
                                  Common                   Retained    Available-for-   Treasury
                                   Stock        Surplus    Earnings    Sale Securities   Stock      Total
                                   ------        -------    --------   --------------- --------     -----



BALANCE - DECEMBER 31 1997         $  1,300    $  2,408    $ 10,126    $      9    ($   860)   $ 12,983

DIVIDENDS ON 478,00 SHARES
          COMMON STOCK @ $0.39                                (186)                                (186)

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                         21                       21

NET INCOME FOR THE THREE MONTHS
          ENDED MARCH 31, 1996 .          0           0         511           0           0         511
                                   --------    --------    --------    --------    --------    --------
                                   $  1,300    $  2,408    $ 10,451    $     30       ($860)   $ 13,329
                                   --------    --------    --------    --------    --------    --------
                                   --------    --------    --------    --------    --------    --------

BALANCE - DECEMBER 31 1996         $  1,274    $  2,071    $  8,986        ($56)      ($860)   $ 11,415

DIVIDENDS ON 467,612 SHARES
          COMMON STOCK @ $0.30                                 (140)                               (140)

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                        (61)                    (61)

NET INCOME FOR THE THREE MONTHS
          ENDED MARCH 31, 1997            0           0         472           0           0         472
                                   --------    --------    --------    --------    --------    --------
                                   $  1,274    $  2,071    $  9,318       ($117)      ($860)   $ 11,686
                                   --------    --------    --------    --------    --------    --------
                                   --------    --------    --------    --------    --------    --------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

                                                                               1998           1997
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                   $511           $472
   ADJUSTMENTS TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                                               40             36
       SECURITY AMORTIZATION AND
         ACCREATION                                                                0              3
       MARKET VALUE AMORTIZATION                                                  (1)             1
       PROVISION FOR LOAN LOSSES                                                  23              0
       (INCREASE) DECREASE IN OTHER
                 ASSETS                                                         (215)           (56)
       INCREASE (DECREASE) IN OTHER
                 LIABILITIES                                                     160             45
                                                                             -------         ------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                     518            501

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE                         1,000              0
   PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                     1,500              0
   PURCHASE OF SECURITIES AVAILABLE FOR SALE                                     (50)        (1,000)
   PURCHASE OF SECURITIES HELD TO MATURITY                                         0              0
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                                                       (8,220)        (1,935)
   NET (INCREASE) DECREASE IN LOANS                                           (2,103)        (2,435)
   PURCHASE OF BANK PREMISES
     AND EQUIPMENT                                                               (42)           (51)
                                                                             -------         ------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                  (7,915)        (5,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                                           3,804          2,861
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                                          1,343             46
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                                             2,300          2,535
   DIVIDENDS PAID                                                               (186)          (140)
                                                                             -------         ------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                   7,261          5,302
                                                                           ----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             (136)           382

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                                         5,267          4,435
                                                                           ----------    -----------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                                              $5,131         $4,817
                                                                           ==========    ===========



            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY.

     The Company reported net income of $511,000. for the three months ended March 31, 1998 compared to $472,000. for the three months ended March 31, 1997, representing a 8.26% increase. This increase was primarily the result of the increase in net interest income of $121,000., increase in other income of $31,000. and increase in all operating expenses of $48,000. and income taxes of $65,000.

     Earnings per common share were $1.07 for the three months ended March 31, 1998 compared with $1.01 for the same period of 1997.

     Logan County Bancshares' annualized return on assets (ROA) for the three month period ended March 31, 1998 was 1.57% compared to 1.67% for the three month period ended March 31, 1997. Annualized return on shareholders' equity
(ROE) was 15.33% and 16.16% at March 31, 1998 and 1997, respectively.

NET INTEREST INCOME:

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

     Interest income amounted to $2,326,000. at March 31, 1998, an increase of $322,000. from March 31, 1997. Interest expense also increased $178,000., resulting in an overall increase of $144,000. or 12.14% in net interest income between March 31, 1998 and March 31, 1997.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY:

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

     For the three month period ended March 31, 1998, the provision for loan losses increased $23,000. to $23,000. or 100.00% compared to the same period ended March 31, 1997.

     The reserve for loan losses was $692,000. at March 31, 1998 compared to $681,000. at March 31, 1997. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .80% at March 31, 1998 and .92% at March 31, 1997.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)

                                           March 31,
                                     ------------------
                                       1998        1997
                                     ------       -----
Loans past due 90 or more days
   still accruing interest           $1,433        $246
                                     ------       -----
Nonperforming assets:
   Nonaccruing loans                    572         683
   Other real estate owned              171         259
                                     ------       -----
                                       $743        $942
                                     ------       -----
                                     ------       -----

NONINTEREST INCOME:

     Noninterest income includes revenues from all sources other than interest income. For the three month period ended March 31, 1998, noninterest income totalled $320,000., representing an increase of $31,000., or 10.73% from the $289,000. recorded during the same period of 1997. This increase was primarily due to increases in service fees income of $26,000.

     Logan County Bancshares intends to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE:

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 1998, the Company's noninterest expense totalled $819,000., remaining consistent with total noninterest expense for the three months ended March 31, 1997. Expressed as a percentage of assets, annualized noninterest expense was 2.52% at March 31, 1998, compared to 2.66% at March 31, 1997.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 54% of total noninterest expense at March 31, 1998 and 1997. Salaries and employee benefits increased $26,000., or 6.25% at March 31, 1998 compared to March 31, 1997. This increase is primarily due to increased personnel.

INCOME TAXES:

     Logan County Bancshares' federal income tax expense, for the three month period ended March 31, 1998, reflected a $45,000. increase when compared to the same period of 1997. Income tax expense equalled 36.76% and 32.95% of income before taxes at March 31, 1998 and 1997, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

     Total assets grew by $7,970,000. between year end and March 31, 1998 to a balance of $129,820,000. The major component of this growth was an increase in Federal Funds Sold of $8,220,000., and loan increases of 2,080,000. The primary source of funds for this growth was an increase in deposits of $7,624,000., a decrease in Investment Securities of $2,412,000., and net income of $511,000.

Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At March 31, 1998, Federal Funds Sold amounted to $17,130,000. and securities maturing within one year amounted to $2,731,000. These are compared to the balances at March 31, 1997 of $9,210,000. in Federal Funds Sold and maturing Investment Securities of $7,180,000. due within one year.

     Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 1998 and 1997, banks continue to be faced with more volatile, interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $10,481,000. and has a total Stockholders' Equity of $13,329,000. as of March 31, 1998; as compared to $9,318,000. of Retained Earnings and total Stockholders' equity of $11,686,000. at March 31, 1997.

     The equity capital was 10.27% and 10.33% of total assets at March 31, 1998 and 1997 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

PART II. - OTHER INFORMATION:

           NONE.
           -----


                               SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LOGAN COUNTY BANCSHARES, INC.
                      ----------------------------------
                                  (Registrant)




Date ______________  _____________________________________
                           Frank H. Oakley, President
                                  (Signature)




Date ______________  _____________________________________
                     Eddie D. Canterbury, Exec. Vice Pres.
                                  (Signature)