Form 10-Q
period 1998-06-30
LOGAN COUNTY BANCSHARES INC
filed 1998-08-14
CIK 760327

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1998
                                           -------------

                         Commission File Number 2-95114
                                                -------

                          LOGAN COUNTY BANCSHARES, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                  WEST VIRGINIA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   55-0660015
                      ------------------------------------
                      (IRS Employer Identification Number)

                    P. O. BOX 597, LOGAN, WEST VIRGINIA 25601
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (304) 752-1166
                --------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer's classes of common stock, as of the latest practicable date. 478,000
                                                 -------

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

        ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of June 30, 1998 and
                      1997 and December 31, 1997.

                 Consolidated Statement of Income For the Three Month Period
                      Ended June 30, 1998 and 1997.

                 Consolidated Statement of Income For the Six Month Period Ended
                      June 30, 1998 and 1997.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Six  Month Period Ended June
                      30, 1998 and 1997.

                 Consolidated Statement of Cash Flows for the Six Month Period
                      Ended June 30, 1998 and 1997.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                  June 30, 1998 and 1997 and December 31, 1997
                                 (In Thousands)


                                     ASSETS
                                     ------
                                                          June  30,        December 31,
                                                     1998        1997         1997
                                                     ----        ----         ----

CASH AND DUE FROM BANKS                          $   5,090    $   4,844    $   5,267

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                             18,342       18,842       15,958
     HELD TO MATURITY                                2,495        7,061        3,995

FEDERAL FUNDS SOLD                                  12,280        4,475        8,910

LOANS:
      TOTAL LOANS                                   89,318       77,259       84,898

      RESERVE FOR LOAN LOSSES                          716          581          673
                                                 ---------    ---------    ---------
      NET LOANS                                     88,602       76,678       84,225

BANK PREMISES AND EQUIPMENT                          2,115        2,121        2,125

ACCRUED INTEREST AND OTHER ASSETS                    1,441        1,341        1,370
                                                 ---------    ---------    ---------
                                                 $ 130,365    $ 115,362    $ 121,850
                                                 =========    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                                                                    ---------
DEPOSITS:
     DEMAND DEPOSITS:
         NON-INTEREST                            $  14,085    $  30,230    $  13,547
         INTEREST BEARING                           19,345            0       17,662
     SAVINGS DEPOSITS                               30,806       30,592       29,287
     TIME DEPOSITS                                  51,710       41,821       47,611
                                                 ---------    ---------    ---------
           TOTAL DEPOSITS                          115,946      102,643      108,107

ACCRUED AND OTHER LIABILITIES                          656          556          723

INCOME TAXES PAYABLE:
     CURRENT                                            61           87          (18)
     DEFERRED                                           68            0           55
                                                 ---------    ---------    ---------
          TOTAL LIABILITIES                        116,731      103,286      108,867

STOCKHOLDERS' EQUITY:
     COMMON STOCK - $ 2.50 PAR VALUE;
          AUTHORIZED & ISSUED 520,000 SHARES
           IN 1998 AND 509,612 IN 1997;
          OUTSTANDING 478,000 IN 1998 AND
          467,612 IN 1997                           1,300        1,274        1,300
     SURPLUS                                        2,408        2,071        2,408
     RETAINED EARNINGS                             10,786        9,591       10,135
     TREASURY STOCK                                  (860)        (860)        (860)
                                                ---------    ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY              13,634       12,076       12,983
                                                ---------    ---------    ---------
                                                $ 130,365    $ 115,362    $ 121,850
                                                ---------    ---------    ---------
                                                ---------    ---------    ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
            For the Three Month Periods Ended June 30, 1998 and 1997
                                 (In Thousands)


                                                  1998    1997
                                                  ----    ----
INTEREST INCOME:
          INTEREST ON LOANS                     $1,933   $1,645
          INTEREST ON INVESTMENTS                  309      371
          INTEREST ON FEDERAL FUNDS SOLD           220      112
                                                ------   ------
                                                 2,462    2,128

INTEREST EXPENSE:
          INTEREST ON DEPOSITS                   1,049      875
                                                ------   ------
                   NET INTEREST INCOME           1,413    1,253

PROVISION FOR LOAN LOSSES                           22       15
                                                ------   ------
                   NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES    1,391    1,238

OTHER INCOME:
          SERVICE FEES                             229      290
          OTHER OPERATING INCOME                    31       10
                                                ------   ------
                   TOTAL OTHER INCOME              260      300

OTHER EXPENSES:
          SALARIES AND BENEFITS                    445      423
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                                98       95
          OTHER OPERATING EXPENSES                 317      303
                                                ------   ------
                   TOTAL OTHER EXPENSES            860      821

INCOME BEFORE INCOME TAXES                         791      717

INCOME TAXES                                       290      243
                                                ------   ------
          NET INCOME                            $  501   $  474
                                                ------   ------
                                                ------   ------

PER SHARE OF COMMON STOCK NET INCOME            $ 1.04   $ 1.01
                                                ------   ------
                                                ------   ------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                               Consolidated Statement of Income
                      For the Six  Month Periods Ended June 30, 1998 and 1997
                                            (In Thousands)


                                                 1998     1997
                                                 ----     ----
INTEREST INCOME:
          INTEREST ON LOANS                     $3,794   $3,204
          INTEREST ON INVESTMENTS                  609      698
          INTEREST ON FEDERAL FUNDS SOLD           385      230
                                                ------   ------
                                                 4,788    4,132

INTEREST EXPENSE:
          INTEREST ON DEPOSITS                   2,045    1,693
                                                ------   ------
                   NET INTEREST INCOME           2,743    2,439

PROVISION FOR LOAN LOSSES                           45       15
                                                ------   ------
                   NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES    2,698    2,424

OTHER INCOME:
          SERVICE FEES                             527      562
          OTHER OPERATING INCOME                    53       27
                                                ------   ------
                   TOTAL OTHER INCOME              580      589

OTHER EXPENSES:
          SALARIES AND BENEFITS                    887      839
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                               195      183
          OTHER OPERATING EXPENSES                 597      570
                                                ------   ------
                   TOTAL OTHER EXPENSES          1,679    1,551

INCOME BEFORE INCOME TAXES                       1,599    1,462

INCOME TAXES                                       587      516
                                                ------   ------
          NET INCOME                            $1,012   $  946
                                                ------   ------
                                                ------   ------

PER SHARE OF COMMON STOCK NET INCOME            $ 2.11   $ 2.02
                                                ------   ------
                                                ------   ------




    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity
             For the Six Month Periods Ended June 30, 1998 and 1997
                                 (In Thousands)


                                                                                   Net Unrealized
                                                                                     (losses) on
                                          Common                     Retained       Available-for-      Treasury
                                          Stock        Surplus       Earnings       Sale Securities       Stock          Total
                                         --------      -------       --------      -------------        --------         -----

BALANCE - DECEMBER 31
           1997                           $1,300       $2,408        $10,126              $9             ($860)        $12,983

DIVIDENDS ON 478,00 SHARES
          COMMON STOCK @ $0.79                                          (378)                                             (378)

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                                      17                                17

NET INCOME FOR THE SIX MONTHS
          ENDED JUNE 30, 1998                  0            0          1,012               0                  0          1,012
                                          ------       ------        -------             ---              -----        -------
                                          $1,300       $2,408        $10,760             $26              ($860)       $13,634
                                          ------       ------        -------             ---              -----        -------
                                          ------       ------        -------             ---              -----        -------


BALANCE - DECEMBER 31
           1996                          $1,274        $2,071         $8,986            ($56)             ($860)       $11,415


DIVIDENDS ON 467,612 SHARES
          COMMON STOCK @ $0.62                                          (290)                                             (290)

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                                       5                                 5

NET INCOME FOR THE SIX MONTHS
          ENDED JUNE 30, 1997                                            946                                               946
                                          ------       ------        -------             ---              -----        -------
                                          $1,274       $2,071         $9,642            ($51)             ($860)       $12,076
                                          ------       ------        -------             ---              -----        -------
                                          ------       ------        -------             ---              -----        -------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997


                                                  1998       1997
                                                  ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                  $ 1,012    $   946
   ADJUSTMENT TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                 78         70
       SECURITY AMORTIZATION AND
                 ACCREATION                          5          4
       MARKET VALUE AMORTIZATION                    (2)        (2)
       PROVISION FOR LOAN LOSSES                    45         15
       (GAIN) LOSS ON SALE OF INVESTMENT
         SECURITIES                                  0         (5)
       (INCREASE) DECREASE IN OTHER ASSETS         (71)       (59)
       INCREASE (DECREASE) IN OTHER
                 LIABILITIES                         4        (89)
                                               -------    -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES     1,071        880

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES
     AVAILABLE FOR SALE                          5,700      1,000
   PROCEEDS FROM MATURITIES
     OF SECURITIES                               1,500          0
   PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                                   (8,049)    (5,500)
   PURCHASE OF SECURITIES HELD TO MATURITY           0          0
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                         (3,370)     2,800
   NET (INCREASE) DECREASE IN LOANS             (4,422)    (5,821)
   PROCEEDS FROM SALE OF ASSETS                      0          0
   PURCHASE OF BANK PREMISES AND EQUIPMENT         (68)       (70)
                                               -------    -------
   NET CASH PROVIDED BY INVESTING ACTIVITIES    (8,709)    (7,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                             2,221      2,200
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                            1,519         32
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                               4,099      5,178
   DIVIDENDS PAID                                 (378)      (290)
                                               -------    -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES     7,461      7,120

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               (177)       409

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                           5,267      4,435
                                               -------    -------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                               $ 5,090    $ 4,844
                                               -------    -------
                                               -------    -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

     The Company reported net income of $1,012,000. for the six months ended June 30, 1998 compared to $946,000. for the six months ended June 30, 1997, representing a 6.98% increase. This increase was primarily the result of the increase in net interest income of $304,000., which was offset by an increase in all operating expenses of $87,000. and income taxes of $112,000.

     Earnings per common share were $2.11 for the six months ended June 30, 1998 compared with $2.02 for the same period of 1997.

     Logan County Bancshares' annualized return on assets (ROA) for the six month period ended June 30, 1998 was 1.60% compared to 1.70% for the six month period ended June 30, 1997. Annualized return on shareholders' equity (ROE) was 15.21% and 16.11% at June 30, 1998 and 1997, respectively.

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

     Interest income amounted to $4,788,000. at June 30, 1998, an increase of $656,000. from June 30, 1997. Interest expense also increased $352,000., resulting in an overall increase of $304,000. or 12.46% in net interest income between June 30, 1998 and June 30, 1997.

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

     For the six month period ended June 30, 1998, the provision for loan losses increased $30,000. to $45,000. or 200.00% compared to the same period ended June 30, 1997.

     The reserve for loan losses was $716,000. at June 30, 1998 compared to $581,000. at June 30, 1997. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .80% at June 30, 1998 and .75% at June 30, 1997.




A summary of the Company's past due loans and nonperforming assets is provided in the following table.

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)



                                    June 30,
                                  1998     1997
                                 ------   ------

Loans past due 90 or more days   $2,200   $  352
   still accruing interest

Nonperforming assets:
   Nonaccruing loans                578      554
   Other real estate owned          170      209
                                 ------   ------
                                    748      763
                                 ------   ------
                                 ------   ------

NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the six month period ended June 30, 1998, noninterest income totaled $580,000., representing a decrease of $9,000., or 1.55% from the $589,000. recorded during the same period of 1997. This decrease was primarily due to decreases in service fees income of $35,000.

     Logan County Bancshares intends to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1998, the Company's noninterest expense totaled $1,679,000., remaining consistent with total noninterest expense for the six months ended June 30, 1997. Expressed as a percentage of assets, annualized noninterest expense was 2.57% at June 30, 1998, compared to 2.76% at June 30, 1997.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 53% of total noninterest expense at June 30, 1998 and 1997. Salaries and employee benefits increased $48,000., or 5.72% at June 30, 1998 compared to June 30, 1997. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' income tax expense, for the six month period ended June 30, 1998, reflected a $71,000. increase when compared to the same period of 1997. Income tax expense equaled 36.71% and 36.31% of income before taxes at June 30, 1998 and 1997, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.



BALANCE SHEET DATA

     Total assets grew by $8,515,000. between year end and June 30, 1998 to a balance of $130,365,000. The major component of this growth was an increase in Federal Funds Sold of $3,370,000., and loan increases of 4,420,000. The primary source of funds for this growth was an increase in deposits of $7,839,000., and net income of $1,012,000.

LIQUIDITY

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At June 30, 1998, Federal Funds Sold amounted to $12,280,000. and securities maturing within one year amounted to $3,046,000. These are compared to the balances at June 30, 1997 of $4,475,000. in Federal Funds Sold and maturing Investment Securities of $5,740,000. due within one year.

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

CAPITAL RESOURCES

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $10,786,000. and has a total Stockholders' Equity of $13,634,000. as of June 30, 1998; as compared to $9,591,000. of Retained Earnings and total Stockholders' equity of $12,076,000. at June 30, 1997.

     The equity capital was 10.45% and 10.46% of total assets at June 30, 1998 and 1997 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

EFFECTS OF INFLATION

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

                          LOGAN COUNTY BANCSHARES, INC.
                          -----------------------------
                                  (Registrant)

Date
     ------------------------------   -------------------------------------
                                      Frank Oakley, President
                                      (Signature)




Date
     ------------------------------   -------------------------------------
                                      Eddie D. Canterbury, Exec. Vice Pres.
                                      (Signature)