Form 10-Q
period 1998-09-30
LOGAN COUNTY BANCSHARES INC
filed 1998-11-12
CIK 760327

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1998
             .......................................................

                         Commission File Number 2-95114
                .................................................

                          LOGAN COUNTY BANCSHARES, INC.
 ...............................................................................
             (Exact Name of Registrant as Specified in Its Charter)

                                  WEST VIRGINIA
 ...............................................................................
         (State or other jurisdiction of incorporation or organization)

                                   55-0660015
 ...............................................................................
                      (IRS Employer Identification Number)

                    P. O. BOX 597, LOGAN, WEST VIRGINIA 25601
 ...............................................................................
               (Address of Principal Executive Offices) (Zip Code)

                                 (304) 752-1166
 ...............................................................................
               (Registrant's telephone number including area code)


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

                          LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

        ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of September 30, 1998
                      and 1997 and December 31, 1997.

                 Consolidated Statement of Income For the Three Month Period
                      Ended September 30, 1998 and 1997.

                 Consolidated Statement of Income For the Nine Month Period
                      Ended September 30, 1998 and 1997.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Nine Month Period Ended September 30, 1998 and 1997.

                 Consolidated Statement of Cash Flows for the Nine Month Period
                      Ended September 30, 1998 and 1997.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                September 30, 1998 and 1997 and December 31, 1997
                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                           September 30,      December 31,
                                                                        1998         1997         1997
                                                                      ---------    ---------    ---------
CASH AND DUE FROM BANKS                                               $   5,354    $   5,023    $   5,267

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                                                  22,462       16,937       15,958
     HELD TO MATURITY                                                     2,496        4,060        3,995

FEDERAL FUNDS SOLD                                                        9,360        7,860        8,910

LOANS:
      TOTAL LOANS                                                        92,800       82,515       84,898

      RESERVE FOR LOAN LOSSES                                               732          595          673
                                                                      ---------    ---------    ---------
      NET LOANS                                                          92,068       81,920       84,225

BANK PREMISES AND EQUIPMENT                                               2,091        2,122        2,125

ACCRUED INTEREST AND OTHER ASSETS                                         1,878        1,416        1,370
                                                                      ---------    ---------    ---------
                                                                      $ 135,709    $ 119,338    $ 121,850
                                                                      ---------    ---------    ---------
                                                                      ---------    ---------    ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                          ----------------------------
DEPOSITS:
     DEMAND DEPOSITS:
         NON-INTEREST                                                 $  14,304    $  12,878    $  13,547
         INTEREST BEARING                                                22,410       19,077       17,662
     SAVINGS DEPOSITS                                                    29,538       30,113       29,287
     TIME DEPOSITS                                                       54,554       44,086       47,611
                                                                      ---------    ---------    ---------
           TOTAL DEPOSITS                                               120,806      106,154      108,107

ACCRUED AND OTHER LIABILITIES                                               723          535          723

INCOME TAXES PAYABLE:
     CURRENT                                                                 62           99          (18)
     DEFERRED                                                               121           41           55
                                                                      ---------    ---------    ---------
          TOTAL LIABILITIES                                             121,712      106,829      108,867

STOCKHOLDERS' EQUITY:
     COMMON STOCK - $ 2.50 PAR VALUE;
          AUTHORIZED & ISSUED 520,000 SHARES
           IN 1998 AND 509,612 IN 1997;
          OUTSTANDING 478,000 IN 1998 AND
          467,612 IN 1997                                                 1,300        1,274        1,300
     SURPLUS                                                              2,408        2,071        2,408
     RETAINED EARNINGS                                                   11,149       10,024       10,135
     TREASURY STOCK                                                        (860)        (860)        (860)
                                                                      ---------    ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY                                    13,997       12,509       12,983
                                                                      ---------    ---------    ---------
                                                                      $ 135,709    $ 119,338    $ 121,850
                                                                      ---------    ---------    ---------
                                                                      ---------    ---------    ---------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
          For the Three Month Periods Ended September 30, 1998 and 1997
                                 (In Thousands)

                                               1998     1997
                                              ------   ------
INTEREST INCOME:
          INTEREST ON LOANS                   $1,997   $1,759
          INTEREST ON INVESTMENTS                373      382
          INTEREST ON FEDERAL FUNDS SOLD         182      119
                                              ------   ------
                                               2,552    2,260
INTEREST EXPENSE:
          INTEREST ON DEPOSITS                 1,097      938
                                              ------   ------
                 NET INTEREST INCOME           1,455    1,322
PROVISION FOR LOAN LOSSES                         23       15
                                              ------   ------
                 NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES    1,432    1,307
OTHER INCOME:
          SERVICE FEES                           239      347
          OTHER OPERATING INCOME                   6        7
                                              ------   ------
                 TOTAL OTHER INCOME              245      354
OTHER EXPENSES:
          SALARIES AND BENEFITS                  458      433
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                             109      103
          OTHER OPERATING EXPENSES               335      303
                                              ------   ------
                 TOTAL OTHER EXPENSES            902      839
INCOME BEFORE INCOME TAXES                       775      822
INCOME TAXES                                     286      278
                                              ------   ------
          NET INCOME                          $  489   $  544
                                              ------   ------
                                              ------   ------
PER SHARE OF COMMON STOCK NET INCOME          $ 1.02   $ 1.16
                                              ------   ------
                                              ------   ------




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
          For the Nine Month Periods Ended September 30, 1998 and 1997
                                 (In Thousands)

                                              1998     1997
                                             ------   ------
INTEREST INCOME:
          INTEREST ON LOANS                  $5,791   $4,963
          INTEREST ON INVESTMENTS               982     1080
          INTEREST ON FEDERAL FUNDS SOLD        567      349
                                             ------   ------
                                              7,340    6,392
INTEREST EXPENSE:
          INTEREST ON DEPOSITS                3,142    2,631
                                             ------   ------
                NET INTEREST INCOME           4,198    3,761
PROVISION FOR LOAN LOSSES                        68       30
                                             ------   ------
                NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES    4,130    3,731
OTHER INCOME:
          SERVICE FEES                          766      909
          OTHER OPERATING INCOME                 59       34
                                             ------   ------
                TOTAL OTHER INCOME              825      943
OTHER EXPENSES:
          SALARIES AND BENEFITS               1,345    1,272
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                            304      286
          OTHER OPERATING EXPENSES              932      873
                                             ------   ------
                TOTAL OTHER EXPENSES          2,581    2,431
INCOME BEFORE INCOME TAXES                    2,374    2,243
INCOME TAXES                                    873      753
                                             ------   ------
          NET INCOME                         $1,501   $1,490
                                             ------   ------
                                             ------   ------
PER SHARE OF COMMON STOCK NET INCOME         $ 3.14   $ 3.19
                                             ------   ------
                                             ------   ------










          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity
          For the Nine Month Periods Ended September 30, 1998 and 1997
                                 (In Thousands)


                                                                              Net Unrealized
                                                                               (losses) on
                                             Common                Retained    Available-for    Treasury
                                             Stock      Surplus    Earnings   Sale Securities     Stock       Total
                                            --------    --------    --------   -------------    --------    --------
BALANCE - DECEMBER 31
          1997                              $  1,300    $  2,408    $ 10,126     $      9       ($   860)   $ 12,983

DIVIDENDS ON 478,00 SHARES
          COMMON STOCK @ $1.20                                          (574)                                   (574)

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                                   87                         87

NET INCOME FOR THE NINE MONTHS
          ENDED SEPTEMBER 30, 1998                 0           0       1,501            0           0          1,501
                                            --------    --------    --------     --------    --------       --------
                                            $  1,300    $  2,408    $ 11,053     $     96    ($   860)      $ 13,997
                                            --------    --------    --------     --------    --------       --------
                                            --------    --------    --------     --------    --------       --------
BALANCE - DECEMBER 31
          1996                              $  1,274    $  2,071    $  8,986     ($    56)   ($   860)      $ 11,415


DIVIDENDS ON 467,612 SHARES
          COMMON STOCK @ $0.97                                          (454)                                   (454)

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                                   58                         58

NET INCOME FOR THE NINE MONTHS
          ENDED SEPTEMBER 30, 1997                                     1,490                                   1,490
                                            --------    --------    --------     --------    --------       --------
                                            $  1,274    $  2,071    $ 10,022     $      2    ($   860)      $ 12,509
                                            --------    --------    --------     --------    --------       --------
                                            --------    --------    --------     --------    --------       --------




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 1998        1997
                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                  $  1,501    $  1,490
   ADJUSTMENT TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                 117         108
       SECURITY AMORTIZATION AND
                 ACCREATION                          (5)          6
       MARKET VALUE AMORTIZATION                     (3)         (3)
       PROVISION FOR LOAN LOSSES                     68          30
       (GAIN) LOSS ON SALE OF INVESTMENT
         SECURITIES                                   0          (5)
       (INCREASE) DECREASE IN OTHER ASSETS         (508)       (134)
       INCREASE (DECREASE) IN OTHER
                 LIABILITIES                         66         (15)
                                               --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES      1,236       1,477

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES
     AVAILABLE FOR SALE                           8,200       4,000
   PROCEEDS FROM MATURITIES
     OF SECURITIES                                3,000       3,000
   PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                                   (16,048)     (6,500)
   PURCHASE OF SECURITIES HELD TO MATURITY            0           0
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                            (450)       (585)
   NET (INCREASE) DECREASE IN LOANS              (7,893)    (11,165)
   PROCEEDS FROM SALE OF ASSETS                       0           0
   PURCHASE OF BANK PREMISES AND EQUIPMENT          (83)       (106)
                                               --------    --------
   NET CASH PROVIDED BY INVESTING ACTIVITIES    (13,274)    (11,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                              5,505       3,925
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                               251        (447)
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                6,943       7,443
   DIVIDENDS PAID                                  (574)       (454)
                                               --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES     12,125      10,467

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  87         588

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                            5,267       4,435
                                               --------    --------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                               $  5,354    $  5,023
                                               --------    --------
                                               --------    --------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               September 30, 1998

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

EARNINGS SUMMARY

     The Company reported net income of $1,501,000. for the nine months ended September 30, 1998 compared to $1,490,000. for the nine months ended September 30, 1997, representing a 1.00% increase. This increase was primarily the result of the increase in net interest income of $437,000., offset by a decrease in other income of $118,000. These were offset by increase in all operating expenses of $150,000.

     Earnings per common share were $3.14 for the nine months ended September 30, 1998 compared with $3.19 for the same period of 1997.

     Logan County Bancshares' annualized return on assets (ROA) for the nine month period ended September 30, 1998 was 1.55% compared to 1.66% for the nine month period ended September 30, 1997. Annualized return on shareholders' equity
(ROE) was 14.83% and 15.88% at September 30, 1998 and 1997, respectively.

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

     Interest income amounted to $7,340,000. at September 30, 1998, an increase of $948,000. from September 30, 1997. Interest expense also increased $511,000., resulting in an overall increase of $437,000. or 11.62% in net interest income between September 30, 1998 and September 30, 1997.

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

     For the nine month period ended September 30, 1998, the provision for loan losses increased $38,000. to $68,000. compared to the same period ended September 30, 1997.

     The reserve for loan losses was $732,000. at September 30, 1998 compared to $595,000. at September 30, 1997. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .79% at September 30, 1998 and
 .72% at September 30, 1997.


A summary of the Company's past due loans and nonperforming assets is provided in the following table.

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)

                                         September 30,
                                         1998     1997
                                        ------   ------
Loans past due 90 or more days          $4,300   $  254
   still accruing interest

Nonperforming assets:
   Nonaccruing loans                       488      550
   Other real estate owned                 239      209
                                        ------   ------
                                           727      759
                                        ------   ------
                                        ------   ------



NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the nine month period ended September 30, 1998, noninterest income totaled $825,000., representing a decrease of $118,000., or 12.51% from the $943,000. recorded during the same period of 1997. This decrease was primarily due to decreases in service fees income of $143,000.

     Logan County Bancshares intends to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.



NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1998, the Company's noninterest expense totaled $2,581,000., remaining consistent with total noninterest expense for the nine months ended September 30, 1997. Expressed as a percentage of assets, annualized noninterest expense was 2.54% at September 30, 1998, compared to 2.72% at September 30, 1997.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 53% of total noninterest expense at September 30, 1998 and 1997. Salaries and employee benefits increased $73,000., or 5.74% at September 30, 1998 compared to September 30, 1997. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' income tax expense, for the nine month period ended September 30, 1998, reflected a $120,000. increase when compared to the same period of 1997. Income tax expense equaled 36.77% and 36.31% of income before taxes at September 30, 1998 and 1997, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.



BALANCE SHEET DATA

     Total assets grew by $13,859,000. between year end and September 30, 1998 to a balance of $135,709,000. The major component of this growth was an increase in Federal Funds Sold of $450,000., investments of $5,005,000., and loan increases of 7,902,000. The primary source of funds for this growth was an increase in deposits of $12,699,000., and net income of $1,501,000.

LIQUIDITY

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At September 30, 1998, Federal Funds Sold amounted to $9,360,000. and securities maturing within one year amounted to $1,550,000. These are compared to the balances at September 30, 1997 of $7,860,000. in Federal Funds Sold and maturing Investment Securities of $4,216,000. due within one year.

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

CAPITAL RESOURCES

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $11,149,000. and has a total Stockholders' Equity of $13,997,000. as of September 30, 1998; as compared to $10,024,000. of Retained Earnings and total Stockholders' equity of $12,509,000. at September 30, 1997.

     The equity capital was 10.31% and 10.48 of total assets at September 30, 1998 and 1997 respectively. At present, there are no plans for any significant capital expenditures. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

                                        LOGAN COUNTY BANCSHARES, INC.
                                     -------------------------------------------
                                                    (Registrant)




Date
     ------------------------------  -------------------------------------------
                                      Frank Oakley, President
                                      (Signature)




Date
     -----------------------------   -------------------------------------------
                                      Eddie D. Canterbury, Exec. Vice Pres.
                                      (Signature)