Form 10-K
period 1998-12-31
LOGAN COUNTY BANCSHARES INC
filed 1999-03-30
CIK 760327

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                  FORM 10-K

                Annual Report Persuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


   For the calendar year ended December 31, 1998 Commission File No. 2-95114

                          ----------------------------

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

                                    NONE
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  /X/   Yes    / /   No.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

       Common Stock ($2.50 Par Value)            478,000 Shares

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Aggregate market value of voting stock             Based on last trade price

         $19,120,000                                           $40.00

                      Documents Incorporated by Reference

                                     (NONE)

                        LOGAN COUNTY BANCSHARES, INC.
                                 FORM 10 - K

                                    INDEX
                                    -----

                                                                          Page
                                                                          ----
ITEM  1 - Business.....................................................     3-6

ITEM  2 - Properties...................................................       7

ITEM  3 - Legal Proceedings............................................       7

ITEM  4 - Submission of Matters to a Vote of Security Holders..........       7

ITEM  5 - Market for the Registrant's Common Stock and
          Related Security Holder Matters..............................       8

ITEM  6 - Selected Financial Data......................................       9

ITEM  7 - Management's Discussion and Analysis.........................   10-30

ITEM  8 - Financial Statements and Supplemental Data...................   31-53

ITEM  9 - Disagreements on Accounting and Financial Disclosures........      54

ITEM 10 - Directors and Executive Officers of the
          Registrant...................................................      54

ITEM 11 - Executive Compensation.......................................      55

ITEM 12 - Security Ownership of Certain Beneficial
          Owners and Management........................................      55

ITEM 13 - Certain Relationships and Related Transactions...............      55

ITEM 14 - Exhibits, Financial Statement Schedules and Reports
          on Form 8K...................................................      55

PROXY MATERIALS........................................................   56-61

SIGNATURES.............................................................      62

                      LOGAN COUNTY BANCSHARES, INC

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

    Logan Bank & Trust Company was organized in 1963, and still operates at its original location at the corner of Washington and Main Streets in Logan, West Virginia. The Company also has a separate drive-up facility and mini-bank also located on Main Street in Logan, and in early February 1996, opened a new full-service branch in the Man area. In November 1996, the bank acquired a branch facility from another financial institution located at Harts, West Virginia. The facility at Route 10 North, Harts, is operated as a full service branch of the bank. Logan Bank & Trust Company is a member of the Federal Reserve System and deposits are insured persuant to the Federal Deposit Insurance Act.

    Logan Bank & Trust Company provided a complete range of retail banking services to individuals and small and medium size businesses. Their services include checking, savings, NOW, certificates of deposit and money market deposit accounts, business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes, other consumer-oriented financial services including safety deposit box accounts, IRA accounts and night depository. The Company also operates several automatic teller machines at three strategic locations in Logan County which provide 24-hour working services to customers of Logan Bank & Trust Company. The Company is a member of the Cirrus ATM network which has over 100 locations in West Virginia and more than 10,000 locations in 47 states.

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

    The Chapmanville Bank of LB&T bank has one location situated on Railroad Avenue in Chapmanville, West Virginia.

    This facility also provided a complete range of retail banking services to individuals and small and medium sized businesses. These services include checking, savings, NOW, certificates of deposit and money market account deposits. Business loans, individuals loans, mortgage loans, home equity loans, consumer loans for various other purposes are provided as well. In addition, the Bank offers consumer oriented financial services such as IRA accounts, night depository, safety deposit boxes and other banking related services.

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

                          MARKET FOR THE COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

     The shares of Logan County Bancshares, Inc. are infrequently traded in the over-the-counter and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange. Management is not aware of any security dealer which makes a market in the stock; therefore; no active trading market should be deemed to exist.

     The sales price for Logan County Bancshares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Logan keeps no records of sale prices paid for Logan stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 1998 and 1997 to be as follows:


                           First          Second         Third         Fourth
Sale Price:                Quarter        Quarter        Quarter       Quarter
-----------                -------        -------        -------       -------
1998 Common Stock          $35-$40        $40-$40        $40-$40       $40-$40
1997 Common Stock          $28-$30        $28-$30        $30-$35       $35-$35

Per Share Dividends
Declared:
---------
1998 Common Stock          $0.39          $0.40          $0.41         $0.57
1997 Common Stock          $0.30          $0.32          $0.35         $0.63

                                    COMPETITION

     Vigorous competition exists in the market area of Logan County BancShares,Inc. In addition to the three other banks located within the market area, the location is in a relatively close proximity to two population centers of the State. There is also competition for deposits and related financial services from non-bank institutions such as savings and loans, insurance companies and brokerage firms, all of which are active in the area. Loans are provided by those institutions as well in addition to the finance companies. Since the Bank Holding Company Act, passed by the West Virginia Legislature in 1982, local banks have been joining Bank holding companies around the State. Of the five banks located in Logan County, only one is a unit bank. The other four are members of various multi-bank holding companies. Logan County BancShares, Inc. has been able to compete effectively within the county by having one institution located in the county seat (Logan Bank & Trust Company), and Branches located in the high-growth area of the county. Also, to stimulate growth, Logan County BancShares, Inc. is the only bank holding company owned and controlled from within the county.

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

     The earnings and growth of the banking industry and of Logan Bank & Trust Company is affected by the credit policies of monetary authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in the U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

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

                             ITEM 2 - PROPERTIES


     The principal offices of the corporation are shared with those of Logan Bank & Trust Company and are situated in Logan, West Virginia. This building, a two-story bank and office building, is owned by Logan Bank & Trust company, as is a mini-bank and drive-up facility which is located near-by. In addition, a one-story office and bank building is located on Railroad Avenue in Chapmanville, West Virginia. During 1996 the Bank opened two other branch facilities in West Virginia. Both are one-story office and bank buildings located at Rt. 10, South Man, West Virginia and Rt. 10 North at Harts, West Virginia.


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

     The sales price for Logan County BancShares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Logan keeps no records of sales prices paid for Logan stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 1998 and 1997 to be as follows:

                      First      Second       Third        Fourth
Sales Price:          Quarter    Quarter      Quarter      Quarter
------------          -------    -------      -------      --------
1998 Common Stock     $35-$40    $40-$40      $40-$50      $40-$40
1997 Common Stock     $28-$30    $28-$30      $30-$35      $35-$35

Per Share Dividends Declared
----------------------------

1998 Common Stock     $0.39      $0.40        $0.41        $0.57
1997 Common Stock     $0.30      $0.32        $0.35        $0.63


                       ITEM 6 -- SELECTED FINANCIAL DATA

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

                          (In Thousands of Dollars)



Year Ended December 31:                             1998          1997          1996          1995          1994
-----------------------                           --------     --------      --------      --------      --------
Total Interest Revenue                            $  9,964     $  8,693      $  7,359      $  6,664      $  6,040
Total Interest Expense                               4,260        3,605         2,988         2,687         2,243
                                                  --------     --------      --------      --------      --------
Net Interest Revenue                                 5,704        5,088         4,371         3,977         3,797
Provision for Possible
 Loan Losses                                            90          107            40            59           271
                                                  --------     --------      --------      --------      --------
Net Interest Revenue After
 Provision for Possible
 Loan Losses                                         5,614        4,981         4,331         3,918         3,526
Other Operating Revenue                                989        1,264         1,000           731           529
Other Operating Expense                             (3,269)      (3,294)       (3,026)       (2,794)       (2,690)
                                                  --------     --------      --------      --------      --------
Income Before Income Taxes                           2,974        2,951         2,305         1,855         1,365
Income Taxes                                         1,083        1,057           767           643           300
                                                  --------     --------      --------      --------      --------
Net Income                                        $  1,891     $  1,894      $  1,538      $  1,212      $  1,065
                                                  --------     --------      --------      --------      --------
                                                  --------     --------      --------      --------      --------
Per Common Share:
 Net Income                                       $   3.96     $   4.04      $   3.29      $   2.69      $   2.28
                                                  --------     --------      --------      --------      --------
                                                  --------     --------      --------      --------      --------
Cash Dividends Declared                           $   1.77     $   1.60      $   1.15      $   0.95      $   0.70
                                                  --------     --------      --------      --------      --------
                                                  --------     --------      --------      --------      --------
At December 31:
 Total Loans                                      $ 95,139     $ 84,898      $ 70,872      $ 63,685      $ 59,437
 Total Assets                                      139,278      121,850       107,380        94,719        89,872
 Total Deposits                                    124,420      108,107        95,233        83,717        79,709
 Long-Term Debt                                          0            0             0             0             0
 Total Shareholders' Equity                         14,060       12,983        11,415        10,391         9,555
 Selected Ratios:
  Rate of Return on Average:
   Total Assets                                       1.43%        1.62%         1.52%         1.32%         1.20%
   Shareholders' Equity                              13.99%       15.18%        14.00%        11.98%        11.38%
  Tier 1 Capital to Total
   Assets at Year End                                10.09%       11.09%        10.89%        10.90%        11.47%
  Average Total Shareholders'
   Equity to Average total Assets                    10.22%       10.66%        10.88%        10.99%        10.58%
  Common Dividend Payout Ratio                       44.70%       39.60%        34.95%        36.66%        30.76%
  Nonaccrual and Restructured
   Business Loans as a Percentage
   of Total Loans                                     0.53%        0.64%         0.96%         2.64%         2.70%


             ITEM 7 -  Management's Discussion and Analysis


              Logan County BancShares, Inc. and Subsidiary
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                              INTRODUCTION

     The Management's Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiary. Included are (a) the results of operations for 1998 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital. The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations. The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

     To assist in understanding and evaluating major changes in Logan County BancShares, Inc.'s financial position and results of operations, this discussion emphasizes a comparison of the years 1998 to 1997, 1997 to 1996, and 1996 to 1995, and also presents five year information in instances where appropriate. This discussion should be read concurrently with the audited financial statements including notes to those statements.

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

                     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds. At December 31, 1998, and 1997, the funds available within one year from investments and loans were $27,105,000. and $26,641,000.

     Logan County BancShares, Inc.'s deposit mix has increased by $16,313,000. in 1998, $12,874,000. in 1997, and $11,515,000. in 1996. these increases in the deposit mix points out a marketing strategy that has attracted new customers to the Bank. Time deposits represented the major growth in the deposit mix. They increased by $8,056,000., $10,968,000. and $8,619,000. respectively in 1998,
1997 and 1996. In 1998 all catagories grew while the shift in 1997 and 1996 was from Savings accounts into Time deposits due to the Banks' promotional activities; offering competitive interest rates for short-term and long-term CD's. Demand deposits contributed to the growth in the deposit mix by increasing $42744,891 in 1998, $2,999,000. in 1997, and $785,000. in 1996. Savings deposits showed slight decreases in 1998 after remaining stable over the past five years. These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate. At December 31, 1998 and 1997, 31.29% and 28.86% of the total deposits were in demand deposits, while 23.96% and 27.09% were in savings and 44.74% and 44.02% were in time deposits, respectively. The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

     During 1998, 1997 and 1996, banks have been faced with a highly competitive atmosphere in the sense of maintaining a continuity of growth. Logan County BancShares, Inc. has maintained a community bank approach which enhances its performance over those years. The merger of Bank of Chapmanville into Logan Bank & Trust Company enabled the Company to operate more effeciently and thereby capture a sizeable portion of the market for deposits in the fastest growing area of Logan County, West Virginia. Also, with the addition of the Man Branch of Logan Bank & Trust and Harts Bank of Logan Bank & Trust in 1996, the company has expanded its current market. See Table I. for a five-year summary of financial data.

     Capital planning is essentially the management process that allocates capital resources in a manner that generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable. Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather than the high-risk, high-exposure techniques. As noted in Table I. the ratio of net income to average assets was 1.43%, 1.62%, and 1.52%, for the years ended December 31, 1998, 1997 and 1996, respectively. Through the periods presented, management has allocated new funds into the higher-yielding loans and holding the investment securities nearly constant. Although the improvement in the local economy had been at a slow pace through 1996, 1997 and 1998 overall loan demand and deposit growth show a marked increase due to marketing the community bank service approach.

     Table I. represents a summary of financial data for the previous five years.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

               TABLE I. - SUMMARY OF FINANCIAL DATA FOR FIVE YEARS
                            (In thousands of dollars)


                                  1998          1997          1996          1995          1994
                              --------      --------      --------      --------      --------
Year End Balances:
  Total Assets                $139,278      $121,850      $107,380      $ 94,719      $ 89,871
  Total Earning Assets         130,454       113,088        99,542        91,968        84,025
  Total Deposits               124,420       108,107        95,233        83,717        79,709
  Stockholders' Equity          14,059        12,983        11,415        10,391         9,555

Income for the Year:
  Total Interest Income          9,964         8,693         7,359         6,664         6,040
  Total Interest Expense         4,260         3,605         2,988         2,686         2,243
  Net Interest Income            5,704         5,088         4,371         3,978         3,797
  Provision for Loan
    Losses                          90           107            40            59           271
  Non-Interest Income              989         1,264         1,000           731           529
  Non-interest expense           4,712         4,351         3,793         3,438         2,990
  Net Income                     1,891         1,893         1,538         1,212         1,065

Per Share Data
  Net Income                      3.96          4.04          3.29          2.59          2.28
  Stockholders' Equity           29.41         27.66         24.41         22.22         20.43
  Cash Dividends                  1.77          1.60          1.15         0.950         0.700

Key Ratios
  Net Income To:
    Average Assets                1.43%         1.62%         1.52%         1.32%         1.20%
    Average Stockholders'
      Equity                     13.99%        15.18%        14.00%        11.98%        11.38%
    Average Stockholders'
      Equity to Average
      Assets                     10.22%        10.66%        10.88%        10.99%        10.58%

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


 TABLE II. - RATE ANALYSIS OF INTEREST EARNING ASSETS AND INTEREST BEARING
             LIABILITIES
                            (In Thousands of Dollars)


                                                     1998                            1997                          1996
                                        -----------------------------   ---------------------------    ---------------------------
                                        Average     Income    Average   Average     Income  Average    Average    Income   Average
                                        Balance   (Expense)   Yield     Balance   (Expense) Yield      Balance   (Expense)  Yield
                                        -------   --------    -------   -------   --------  -------    -------    -------- -------
EARNING ASSETS:
  Loans (nst of Reserves & Discounts)
  (Net of Reserves & Discounts):
         Commercial                      $ 36,041   $  3,209   8.90%  $ 33,292   $  2,959     8.89%  $ 28,476   $  2,493    8.75%
         Real Estate                       43,454      3,704   8.52%    37,305      3,153     8.45%    31,897      2,681    8.41%
         Consumer                          10,394        937   9.01%     7,225        678     9.38%     5,521        525    9.51%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
           Total Net Loans                 89,889      7,850   8.73%    77,822      6,790     8.67%    65,894      5,699    8.65%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
  Investment Securities:
         Taxable                            3,245        187   5.76%     2,949        146     4.95%     8,337        567    6.80%
         Non-Taxable                            0          0   0.00%        59          4     6.78%        95          9    9.47%
         Available for Sale                18,763       1210   6.45%    19,463       1245     6.39%    10,206        559    5.48%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
           Total Investment
             Securities                    22,008      1,397   6.35%    22,471      1,395     6.21%    18,638      1,135    6.09%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
  FederaleraldFundsdSoldeandities
         Securities Purchased
         Under Option to Resell            13,203        717   5.43%     9,290        509     5.48%     9,827        525    5.34%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
           Total Earning Assets          $125,100   $  9,964   7.96%  $109,583   $  8,694     7.93%  $ 94,359   $  7,359    7.80%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
  IntereserestrBearingbLiabilities:
         Savings & Interest
           Bearing Demand                $ 50,133   $  1,345   2.68%  $ 48,523   $  1,334     2.75%  $ 46,952   $  1,286    2.74%
         Time Deposits                     52,055      2,915   5.61%    40,815      2,271     5.56%    31,006      1,694    5.46%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
           Total Interest Bearing
             Liabilities                 $102,188   $  4,260   4.17%  $ 89,338   $  3,605     4.03%  $ 77,958   $  2,980    3.82%
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----
                                         --------   --------   -----  --------   --------     -----  --------   --------    -----

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


 TABLE III. - VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE
                            (In Thousands of Dollars)


                                                                               1998 Vs. 1997                  1997 Vs. 1996
                                                                       --------------------------       ---------------------------
                                        Interest Income Expense        Increase (Decrease) Due To       Increase (Decrease) Due To
                                                                                 Change In                          Change In
                                      1998        1997        1996     Volume     Rate      Total       Volume       Rate    Total
INTEREST INCOME ON                  --------    --------    --------   -------  ---------  ------       -------   --------- -------
EARNING ASSETS:
  LOANS:
         Commercial                  $ 3,209     $ 2,959     $ 2,493   $   245  $     5    $   250      $   438   $    28   $   466
         Real Estate                   3,704       3,153       2,681       520       31        551          469         3       472
         Consumer                        937         678         525       297      (38)       259          178       (25)      153
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------
           Total Loans                 7,850       6,790       5,699     1,062       (2)     1,060        1,085         6     1,091
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------

  SECURITIES:
         Taxable                         187         146         567        15       26         41         (366)      (55)     (421)
         Tax Exempt                        0           4           9        (4)       0         (4)          (4)       (1)       (5)
         Available for Sale            1,210       1,245         559       (45)      10        (35)         507       179       686
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------
           Total Securities            1,397       1,395       1,135       (34)      36          2          137       123       260
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------
  FEDERAL FUNDS SOLD AND
    SECURITIES PURCHASED:
         Under Agreement to
           Resell                        717         509         525       214       (6)       208          (29)       13       (16)
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------
TOTAL INTEREST INCOME ON
         EARNING ASSETS                9,964       8,694       7,359     1,242       28      1,270        1,193       142     1,335
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------
INTEREST EXPENSE ON
  INTEREST BEARING LIABILITIES:
    Savings and Interest Bearing
           Demand Deposits             1,345       1,334       1,286        41      (30)        11           43         5        48
         Time Deposits                 2,915       2,271       1,694       625       19        644          536        41       577
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------
TOTAL INTEINTERESTEEXPENSE ON
    INTEREST BEARING LIABILITIES       4,260       3,605       2,980       666      (11)       655          579        46       625
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------

  NET INTEREST INCOME                $ 5,704     $ 5,089     $ 4,379   $   576  $    39    $   615      $   614   $    96   $   710
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------
                                     -------     -------     -------   -------  -------    -------      -------   -------   -------

                   Logan County BancShars, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations


                             LOAN PORTFOLIO
                             --------------

     The loan portfolio of Logan County BancShares, Inc. continues to represent the largest component of earning assets. Loan activity has continued to increase due to the Bank's emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 23.88% of the total loans due within one year. Further, the company has 10.68% of the loan portfolio in floating rates loans.


          TABLE IV - REMAINING MATURITIES OF LOANS AT DECEMBER 31, 1998
                            (In Thousands of Dollars)


                                  COMMERCIAL,
                                FINANCIAL AND  REAL ESTATE
                                 AGRICULTURAL   MORTGAGES  INSTALLMENTS    TOTAL
                                -------------  ----------- ------------    -----
 MATURITIES
 ----------
Due Within One Year                  $ 9,824     $ 7,027     $ 5,872      22,723
Due One to Five Years                 11,543      19,769       4,976      36,288
Due After Five Years                  16,571      19,292         266      36,129
                                     -------     -------     -------     -------
         Total Loans                 $37,938     $46,088     $11,114     $95,140
                                     -------     -------     -------     -------
                                     -------     -------     -------     -------

Due After One Year at Fixed Rate     $24,061     $34,139     $ 4,055      62,255
Due After One Year at Floating
         Rate                          4,053       4,922       1,187      10,162
                                     -------     -------     -------     -------
         Total Loans Due After
           One Year                  $28,114     $39,061     $ 5,242     $72,417
                                     -------     -------     -------     -------
                                     -------     -------     -------     -------

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                          LOAN LOSSES AND CREDIT RISKS

     The allowance for loan losses is established by charging expenses at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance. The amount of the provision is based on past loan loss experience, management's evaluation of the loan portfolio under current economic conditions, and such other factors as in management's best judgement deserve current recognition in estimating loan losses. Tables V. and VI. represent a summary of loan loss experience for the years 1998, 1997, 1996, 1995 and 1994.

                TABLE V. - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                         Year Ended  Ended December 31,
                                              --------------------------------------------------------------------------
                                                        1998             1997            1996             1995            1994
Amount of Loans Outstanding                             ----             ----            ----             ----            ----
  at End of Period                                     $94,402          $84,225         $70,872          $63,685         $59,437
                                                       -------          -------         -------          -------         -------
                                                       -------          -------         -------          -------         -------
Monthly Average
  Amount of Loans                                      $89,182          $78,430         $65,894          $61,147         $57,205
                                                       -------          -------         -------          -------         -------
                                                       -------          -------         -------          -------         -------
Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period                                  $   673          $   681         $   662          $   606         $   516
                                                       -------          -------         -------          -------         -------
                                                       -------          -------         -------          -------         -------
Loans Charged Off:
  Commercial                    .                      $    14          $   103         $     3          $     0         $    72
  Real Estate                                                0                0              17                0               0
  Consumer                                                  51               13               5                8             111
                                                       -------          -------         -------          -------         -------
Total Loans Charged Off                                     65              116              25                8             183
                                                       -------          -------         -------          -------         -------
Recoveries of Loans Previously
  Charged Off:
  Commercial                                                 1                0               0                0               0
  Real Estate                                                0                0               1                0               0
  Consumer                                                   2                1               3                5               2
                                                       -------          -------         -------          -------         -------
Total Recoveries                                             3                1               4                5               2
                                                       -------          -------         -------          -------         -------
Net Loans Charged Off:                                      62              116              21                3             181
                                                       -------          -------         -------          -------         -------
Additionsions to Allowance:
  Charged to Expense                                        90              107              40               59             271
                                                       -------          -------         -------          -------         -------
Balancece at End of Period                             $   701          $   673         $   681          $   662         $   606
                                                       -------          -------         -------          -------         -------
                                                       -------          -------         -------          -------         -------
Ratio of Net Charge-Offs
  During Period to
  Average Loans                                          0.069%           0.148%          0.003%           0.005%          0.316%
                                                       -------          -------         -------          -------         -------
                                                       -------          -------         -------          -------         -------

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     TABLE VI. - ALLOCATITABLE VI.O-AALLOCATIONAOF ALLOWANCE FOR LOAN LOSSES



                 December 31, 1998   December 31, 1997     December 31, 1996     December 31, 1995     December 31, 1994
             ---------------------  -------------------- --------------------  --------------------- ---------------------
                           % Of                 % Of                  % Of                  % Of                  % Of
                       Outstanding           Outstanding          Outstanding            Outstanding           Outstanding
                           Loan                 Loan                  Loan                  Loan                  Loan
             Allowance    Balance   Allowance  Balance   Allowance   Balance   Allowance   Balance   Allowance   Balance
             --------- -----------  --------- ---------- --------- ----------  --------- ----------- --------- -----------

Commercial      $463        1.22%    $422        1.03%     $435        1.41%    $423        1.51%     $358        1.47%

Real Estate      163        0.35%     144        0.40%      141        0.41%     137        0.44%      140        0.46%

Consumer          75        0.67%     107        1.27%      105        1.58%     102        1.85%      108        1.93%
                ----        ----     ----        ----      ----        ----     ----        ----      ----        ----

Total           $701        0.74%    $673        0.79%     $681        0.95%    $662        1.03%     $606        1.01%
                ----        ----     ----        ----      ----        ----     ----        ----      ----        ----
                ----        ----     ----        ----      ----        ----     ----        ----      ----        ----

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

      TABLE VII. - CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS
                            (In Thousands of Dollars)


                                                      Year Ended December 31,
                                      -------------------------------------------------------
                                         1998        1997        1996        1995        1994
                                      -------     -------     -------     -------     -------

Commercial Loans                      $37,938     $35,643     $30,974     $27,977     $24,312
Real Estate Loans                      46,088      40,858      34,100      30,848      30,122
Consumer Loans                         11,114       8,493       6,649       5,522       5,609
                                      -------     -------     -------     -------     -------
Subtotal                               95,140      84,994      71,723      64,347      60,043
Less: Unearned Income                      36          96         170           0           0
                                      -------     -------     -------     -------     -------
Subtotal                               95,104      84,898      71,553      64,347      60,043
Less: Reserve for Loan LossesLoan
      Losses                              701         673         681         662         606
                                      -------     -------     -------     -------     -------
Net Loans                             $94,403     $84,225     $70,872     $63,685     $59,437
                                      -------     -------     -------     -------     -------
                                      -------     -------     -------     -------     -------
Non-Performing Assets
  Non-Accruing Loans                  $   509     $   546     $   687     $ 1,700     $ 1,620
  Loans Past Due 90 Days                3,310       1,031         739       1,614         491
  Other Real Estate Owned                  94         172         260         181         186
                                      -------     -------     -------     -------     -------
Total Non-Performing Assets           $ 3,913     $ 1,749     $ 1,686     $ 3,495     $ 2,297
                                      -------     -------     -------     -------     -------
                                      -------     -------     -------     -------     -------

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                   SECURITIES

     The securities portfolio of Logan County BancShares, Inc. is the second largest area of resource allocation. Investments provide liquidity and serve as a hedge offsetting the increased sensitivity of deposits caused by deregulation. In the past, the Bank had been developing a large portfolio of tax-exempt securities with extended maturities. This portfolio was used to offset the tax effects of a large spread between asset yield and funds cost. However, due to the combined effects of inflation, deregulation, and the costs of funds, that portfolio has bee depleted. The Company has been shifting the concentration of the portfolio from tax exempt securities into more profitable, higher-yielding assets

     Securities include those classified as held to maturity and available for sale. The change in securities in 1997 was under 10% of the portfolio and represented minor shifting between categories. In 1998, all categories of investment securities increased by $7,841,000. representing a 39.30% increase from 1997. The components of this increase were U.S. agencies increasing by $7,359,000. and U.S. governments increasing by $482,000. During 1996, investment securities increased by $4,949,000. or 30.04%, consisting of decreases of U.S. Government Securities at $2,431,000., offset by increase in U.S. Agencies of $7,189,000.

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


     TABLE VIII. - MATURITY DISTRIBUTION OF SECURITIES AT DECEMBER 31, 1998
                            (In Thousands of Dollars)


                                                           Over
                                                 Over      Five
                                  One        One Year      Years
                                  Year         Through    Through      Over
December 31, 1998                   or           Five       Ten        Ten                   Market
Dollars in thousands              Less          Years      Years       Years     Total        Value
                                  -----      ---------    -------      -----     -----       ------
U.S. Government:
  Available for sale              1,982           0           0           0       1,982       1,981
  Held for maturity                   0           0           0           0           0           0

U.S. Federal Agency Security
  Available for sale                  0       2,995      20,250           0      23,245      23,317
  Held to maturity                1,500         996           0           0       2,496       2,525

Total securities:
  Available for sale              1,982       2,995      20,250           0      25,227      25,298
  Held to maturity                1,500         996           0           0       2,496       2,525
                                  -----       -----      ------        ----      ------      ------
Total                             3,482       3,991      20,250           0      27,723      27,823

Percent of total                  12.56%      14.38%      73.04%       0.00%     100.00%     100.03%

Weighted average yield**           6.31%       6.70%       6.21%       0.00%       6.35%       6.35%


     ** The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                  OTHER INCOME

     In 1998, the company adjusted their focus from increased collection of fees to promoting a growth in deposits. As a result, the service fees declined $298,000., a 24.35% decrease over 1997. Other income decreased by $274,000. or 21.69% as a result of these changes.


                             TABLE IX - OTHER INCOME
                            (In Thousands of Dollars)


                                                               Increase (Decrease)
                                                   -------------------------------------------
                                                     1998 Over 1997          1997 Over 1996
                                                   -------------------     -------------------
                    1998       1997       1996     Amount      Percent     Amount      Percent
                  ------     ------     ------     ------      -------     ------      -------

Service Fee       $  926     $1,224     $  948     ($ 298)         29.11%  $  276          29.11%

Other Fees            63         34         52         29         -34.62%    (18)         -34.62%

Securities:
  Gain (Loss)          0          5          0         (5)        100.00%       5         100.00%
                  ------     ------     ------     ------         ------   ------         ------

Total Other
  Income          $  989     $1,263     $1,000     ($ 274)         21.69%  $  263          26.30%
                  ------     ------     ------     ------          -----   ------          -----
                  ------     ------     ------     ------          -----   ------          -----

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations


                                 OTHER EXPENSES

     Other expenses continued to increase in 1998 by $333,000. to $3,629,000. This growth was due to the overall growth of the company and its expansion of customer services. The largest components of the increase was salaries and benefits of $157,000. and data porcessing of $133,000. While both are related to the subsidiary bank's growth and increased service, the data processing cost also reflect preliminary Y2K cost incurred to evaluate the systems used by the company. These cost amount to $42,000. in 1998.

     Other expenses increased by $328,000. to $3,965,000. in 1997. This increase was generally due to activity in all areas of the subsidiary bank. Salaries and benefits increased $168,000. or 12.17% due to normal salary adjustments while other operating expenses increased slightly by $19,386. or 4.29% due to overall efforts to control operating costs.

     In 1998 the increase in taxes were due to increased property taxes. Depreciation expense increased throughout the period. This increase is attributable to the opening of two branch facilities at Man and Harts, West Virginia and updating bank equipment.

     Repairs and maintenance, directors' fees, equipment rental, and Bank stationery expenses vary from year to year based on the Company's demand. These types of expenses are not directly related to the income function and, therefore, increase or decrease sporadically.

     FDIC and Fidelity insurance decreased $86,000. in 1998 and 1997 decreasing $86,000. in 1996 due to reevaluation of liability by the FDIC and lower rates attributable to such reevaluation.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations



                        TABLE X. - OTHER EXPENSES
                        (In Thousands of Dollars)


                                                                       -------------------------------------------------
                                                                          1998 Over 1997               1997 Over 1996
                                                                       ---------------------        --------------------
                              1998          1997          1996          AMOUNT       PERCENT        AMOUNT       PERCENT
                              ----          ----          ----          ------       -------        ------       -------
Salaries and
 Benefits                   $1,858        $1,701        $1,549           $157             10.14%     $152          9.81%
Taxes                           78            70            71              8             11.43%       (1)        -0.14%
Depreciation                   165           153           144             11              7.19%        9          6.25%
Repairs and
 Maintenance                   181           176           120              5              2.84%       56         46.67%
Fees Paid to
 Directors                      69            66            98              3              4.54%      (32)       -32.65%
Equipment Rental                24            25            26             (1)            -4.00%       (1)        -3.85%
FDIC & Fidelity
 Insurance                      78            74            72              3              4.05%        2          2.78%
Data Processing                421           287           266            133             46.34%       21          7.89%
Bank Stationery                121           103           110             18             17.47%       (7)        -6.36%
Bank Operating
 Expenses                      634           638           509             (4)             0.63%      129         25.35%
                            -------       -------       -------         -------        --------     -------     --------
Total                       $3,629        $3,293        $2,965           $333             10.11%     $328         11.06%
                            -------       -------       -------         -------        --------     -------     --------
                            -------       -------       -------         -------        --------     -------     --------

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                             EARNINGS AND DIVIDENDS

     As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders. In 1998 the companies continued to grow in terms of total assets and equity by 14.30% and 8.29% respectively, net income per dividend by 1.98% due to overall market changes. Dividends increased by 10.63% to reflect the companies desire to reward the shareholder while maintaining an excellent capital base. In 1997, records were set in terms of net income, total assets and dividends. The growth in assets and utilization of them have produced a 22.80% increase in net income and a 13.74% increase in equity for the year. In 1996, the company continued the trend of growth in all areas presented. Net income grew 27.03% along with dividends of 21.10%, assets increased 13.37% while equity increased 9.85%.


            TABLE XI. - THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS


                             Per Share                            Percent ChanteChangePOver Prior Year
                -------------------------------------       -----------------------------------------------
                Dividend         Net                          Net                       Total
                 Payout        Income       Dividends       Income       Dividends      Assets       Equity
                --------       ------       ---------       ------       ---------      ------       ------

 1996            34.95%        $3.29         $1.15          27.03%        21.10%        13.37%         9.85%

 1997            39.60%        $4.04         $1.60          22.80%        39.13%        13.47%        13.74%

 1998            44.69%        $3.96         $1.77          -1.98%        10.63%        14.30%         8.29%

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



                                 EARNING ASSETS

     Table XII. represents analysis of average earning assets and interest bearing liabilities for the years ended December 31, 1998, 1997 and 1996.

     In the period presented average earning assets grew by $15,517,000. in 1998, $15,224,000. in 1997 and $7,740,000. in 1996. This growth represented increases of 14.16% in 1998, 16.13% in 1997 and 8.94% in 1996. The loan portfolio is the major component of earning assets which grew by $12,067,000. 15.51% in 1998, $11,928,000. or 18.10% in 1997 and
$4,748,000. or 7.76% in 1996. The company also allocated to the investment portfolio a portion of the growth to maintain liquity and fund future loan requirements.

                      INTEREST BEARING LIABILITIES

     Interest bearing liabilities include interest bearing demand deposits, savings accounts, time deposits and borrowed funds. These are the prime sources of funds for Logan County BancShares, Inc. to support earning assets. Total average interest bearing liabilities increased $12,850,000. or 14.38% in 1998, $11,380,000. or 14.59% in 1997 and $5,670,000. or 7.84% in 1996. In all years the Company has maintained a stable net interest margin while experiencing growth in the underlying deposits. These factors have lead to positive increases in amounts of net interest margins. The company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

  TABLE XII. - ANALYSIS OF EARNING ASSETS AND AND INTEREST BEARING LIABILITIES

                            (In Thousands of Dollars)



                          Year Ended December 31, 1998         Year Ended December 31, 1997        Year Ended December 31, 1996
                          ----------------------------         ----------------------------        ----------------------------
                          Average                    Yield/    Average                    Yield/   Average                 Yield/
ASSETS:                   Balance     Interest       Rate      Balance     Interest       Rate     Balance     Interest    Rate
  EARNING ASSETS:         -------     --------       ------    -------     --------       ------   -------     --------    ------
         LOANS:
  Commercial               $ 36,041     $  3,209        8.90%  $ 33,292     $  2,959        8.89%  $ 28,476     $  2,493    8.75%
  Real Estate                43,453        3,704        8.52%    37,305        3,153        8.45%    31,897        2,681    8.41%
  Consumer                   10,395          937        9.01%     7,225          678        9.38%     5,521          525    9.51%
                           --------     --------        ----   --------     --------        ----   --------     --------    -----
    Total Loans              89,889        7,850        8.73%    77,822        6,790        8.67%    65,894        5,699    8.65%
                           --------     --------        ----   --------     --------        ----   --------     --------    -----

INVESTMENT SECURITIES:
  Taxable                     3,245          187        5.76%     2,949          146        4.95%     8,337          567    6.80%
  Tax Exempt *                    0            0        0.00%        59            4        6.78%        95           12   12.63%
  Available for Sale         18,763         1210        6.45%    19,463         1245        6.39%    10,206          559    5.48%
                           --------     --------        ----   --------     --------        ----   --------     --------   ------
     Total Securities        22,008        1,397        6.35%    22,471        1,395        6.21%    18,638        1,138    6.11%
                           --------     --------        ----   --------     --------        ----   --------     --------   ------
FEDERAL FUNDS SOLD           13,203          717        5.43%     9,290          509        5.48%     9,827          525    5.34%
                           --------     --------        ----   --------     --------        ----   --------     --------   ------
TOTAL EARNING ASSETS       $125,100     $  9,964        7.96%  $109,583     $  8,694        7.89%  $ 94,359     $  7,362    7.80%
                                        --------        ----                --------        ----                --------   ------
                                        --------        ----                --------        ----                --------   ------

NON-EARNING ASSETS:
  Cash and Due from Banks     4,168                               3,677                               3,546
  Bank Premises               2,113                               2,133                               1,942
  Other Assets                  901                               1,565                               1,128
                           --------                            --------                            --------
  TOTAL NON-EARNING ASSETS   $7,182                              $7,375                              $6,616
                           --------                            --------                            --------
TOTAL ASSETS               $132,282                            $116,958                            $100,975
                           --------                            --------                            --------
                           --------                            --------                            --------





*  Shown at tax equivalent amount given statutory tax rate @ 34%

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


           ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                   (CONTINUED)



                                  Year Ended December 31, 1998    Year Ended December 31, 1997       Year Ended December 31, 1996
                                  ----------------------------    ----------------------------       ----------------------------
                                  Average              Yield/     Average                Yield/      Average             Yield/
                                  Balance   Interest   Rate       Balance     Interest   Rate        Balance  Interest   Rate
                                  -------    --------  ------     -------     --------   ------      -------  --------   ------



Savings Deposits and Interest
Bearing:
  DDA                           $50,133     $1,345      2.68%       $48,523      $1,334     2.75%     $46,952  $1,286     2.74%
  Time Deposits                  52,055      2,915      5.61%        40,815       2,271     5.56%      31,006   1,694     5.46%
                                -------     ------      -----       -------      ------     -----     -------  ------     -----
  Total Interest Bearing
    Liabilities                 102,188     $4,260      4.17%        89,338      $3,605     4.03%      77,958  $2,980     3.82%
                                -------     ------      -----       -------      ------     -----     -------  ------     -----
                                            ------      -----                    ------     -----              ------     -----

ND CAPITAL:

Demand Deposits                  15,253                              14,067                            11,037
Accrued Expenses                  1,014                               1,074                               995
Capital                          13,827                              12,479                            10,985
                               --------                            --------                          --------

  Total Non-Interest Bearing
    Liabilities and Capital      30,094                              27,620                            23,017
                               --------                            --------                          --------

  Total Liabilities and
    Stockholders' Equity       $132,282                            $116,958                          $100,975
                               --------                            --------                          --------

NTEREST MARGIN                 $125,100     $5,704      1.70%      $109,583      $5,089     4.60%     $94,359  $4,382     4.64%
                                -------     ------      -----       -------      ------     -----     -------  ------     -----
                                -------     ------      -----       -------      ------     -----     -------  ------     -----

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                       INTEREST RATE SENSITIVITY ANALYSIS
                       ----------------------------------

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

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                TABLE XIII. - INTEREST RATE SENSITIVITY ANALYSIS

                            (In Thousands of Dollars)


                                                                           Total           Over
                           0 - 90          91-180         181-365         One Year        One Year         Total
                           ------          ------         -------         --------        --------         -----
Earning Assets
  Loans                   $  16,469       $   2,129       $   4,125       $  22,723       $  72,417      $  95,140
  Investments                 1,982           1,500               0           3,482          24,241         27,723
  Fed. Funds Sold             7,520               0               0           7,520               0          7,520
                          ---------       ---------       ---------       ---------       ---------      ---------
Total Earning
  Assets                     25,971           3,629           4,125          33,725          96,658        130,383
                          ---------       ---------       ---------       ---------       ---------      ---------
Interest Bearing
  Liabilities:
  Demand Deposits            20,644               0          20,644               0          20,644
  Savings                    11,928           9,964           7,925          29,817               0         29,817
  CD's-$100,000OO,OOO
    and Over                  5,009           3,722           8,617          17,348           2,824         20,172
  Other Time                  8,991           6,152          17,445          32,588           2,907         35,495
                          ---------       ---------       ---------       ---------       ---------      ---------
Total Interest
 Bearing Liability           46,572          19,838          33,987         100,397           5,731        106,128
                          ---------       ---------       ---------       ---------       ---------      ---------

Interest
  Sensitivity Gap         ($ 20,601)      ($ 16,209)      ($ 29,862)      ($ 66,672)      $  93,927      $  27,255
                          ---------       ---------       ---------       ---------       ---------      ---------
                          ---------       ---------       ---------       ---------       ---------      ---------
Cumulative Gap            ($ 20,601)      ($ 36,810)      ($ 66,672)      ($ 66,672)      $  27,255      $  27,255
                          ---------       ---------       ---------       ---------       ---------      ---------
                          ---------       ---------       ---------       ---------       ---------      ---------
Rate Sensitive
Assets/Rate                                                                                                     te
Sensitive Lia-
Liabilities
(Cumulative
Percentage)                   55.76%          44.57%          33.59%          33.59%         122.85%        122.85%
                          ---------       ---------       ---------       ---------       ---------      ---------
                          ---------       ---------       ---------       ---------       ---------      ---------

                  Logan County BancShares, Inc. and Subsidiary
                      Management's Discussion and Analysis
                 of Financial Position and Results of Operations


                       TABLE XIV. - AVERAGE BALANCE SHEET
                            (In Thousands of Dollars)


                                              1998           1997           1996           1995           1994
ASSETS:                                       ----           ----           ----           ----           ----
         Cash and Due from Banks         $   4,168      $   3,677      $   3,546      $   2,989      $   3,166

         Investment Securities:
           Available for Sale               18,763         16,689         10,206          6,360          5,011
           Held to Maturity                  3,245          5,782          8,432         12,419         14,838
                                         ---------      ---------      ---------      ---------      ---------
              Total Investments             22,008         22,471         18,638         18,779         19,849
                                         ---------      ---------      ---------      ---------      ---------
         Federal Funds Sold                 13,203          9,290          9,827          6,693          5,942
         Loans
           Real Estates                     43,454         37,449         31,897         30,108         27,351
           Installment                      10,459          7,402          5,606          5,650          5,579
           Commercial & Other               36,041         33,714         29,144         26,020         24,837
                                         ---------      ---------      ---------      ---------      ---------
                                            89,954         78,565         66,647         61,778         57,767
           Less:  Unearned Discount             65            129             85              0              0
                                         ---------      ---------      ---------      ---------      ---------
                                            89,889         78,436         66,562         61,778         57,767
           Allowance For Loan Losses          (707)          (614)          (668)          (631)          (562)
                                         ---------      ---------      ---------      ---------      ---------
           Net Loans                        89,182         77,822         65,894         61,147         57,205
                                         ---------      ---------      ---------      ---------      ---------
         Banking Premises                    2,113          2,133          1,942          1,364          1,412
         Accrued Interest and
           Other Assets                      1,608          1,565          1,128          1,108            920
                                         ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS                             $ 132,282      $ 116,958      $ 100,975      $  92,080      $  88,494
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
         Deposits:
           Demand Deposits               $  35,332      $  31,007      $  27,940      $  26,287      $  25,402
           Savings Deposits                 30,054         31,582         30,049         29,685         35,401
           Time Deposits                    52,055         40,816         31,006         25,352         17,556
                                         ---------      ---------      ---------      ---------      ---------
             Total Deposits                117,441        103,405         88,995         81,324         78,359
         Other Liabilities                   1,014          1,074            995            636            775
                                         ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES                          118,455        104,479         89,990         81,960         79,134

STOCKHOLDERS' EQUITY                        13,827         12,479         10,985         10,120          9,360
                                         ---------      ---------      ---------      ---------      ---------
TOTAL LIABLIABILITIES ANDCKHOLDERS'
         STOCKHOLDERS' EQUITY            $ 132,282      $ 116,958      $ 100,975      $  92,080      $  88,494
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

                    Logan County BancShares, Inc. and Subsidiary
                 Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


Year 2000 Assessment

     Management has initiated a Company-wide program to assess its data processing, information systems and customer service programs to ensure the Company's operating capabilities in the year 2000. Currently, the Company's subsidiary Bank, LB & T, uses EDS, a regional provider of financial institution data processing, as it's primary provider of computer services and data processing. EDS has certified it's hardware and software are Year 2000, and beyond, complaint.

     As required by Regulatory guidelines, the company has contracted with EDS to perform Y2K testing. This testing will include Data Processing, ATM's, Debit Cards, Financial and Communications Systems. The estimated cost for this testing is approximately $55,000. The Company has also contracted to have their computer hardware evaluated for Year 2000 compliance and estimates additional computer hardware and software costs to be approximately
$105,000. These cost will be capitalized and amortized over five years. It is the opinion of management that the cost of converting these systems and the annual amortization, thereof, will not materially impact the results of operation or its financial position.

     We anticipate having all testing completed by June, 1999 and upgrading completed by August, 1999. There are many factors involved in upgrading these systems, such as: conversion of data, employee training and implementation. There can be no assurances this process will not have a material effect on the company's operations.

     While management believes its planning efforts are adequate to address its Year 2000 concerns, there is no guarantee the systems of other companies on which the Company's systems and operations rely will function properly and not have an adverse effect on the

                        LOGAN COUNTY BANCSHARES, INC.

              POST OFFICE BOX 597 - LOGAN, WEST VIRGINIA 25601
                      (304) 752-0280  -  (304) 752-4648

To Our Stockholders, Customers and Friends:

     We are proud to present the 1998 annual report of Logan County BancShares, Inc. and its subsidiary, Logan Bank and Trust Company. In 1998 we were able to build on the strong foundation of growth that has been our trademark in the 90's. Total assets grew by $17,428,326, or 14.30%, to a record of $139,278,365. This growth was largely invested in the region by increasing loans by $10,146,160, showing a continued committment to our service area. Earnings of $1,891,113, or $3.96 per share, in 1998 not only strengthens our capital position but also provided to our shareholders a return of dividends of $846,059. The return on average assets of $1.43 and return on equity of 13.99% are high performance goals for any organization.

     Our foundation of being a positive force in meeting the financial needs of our customer, community and region has always been our philosophy. Building on this cornerstone, our subsidiary, Logan Bank and Trust Company, is preparing to face the challenge of the new millennium by being innovative, dedicated and committed. Our directors, management team and staff are involved community leaders who strive to help our customers reach their financial goals. This foundation of local involvement, committment to perform and dedication to provide up-to-date financial products has been our basis of past, current and future success. Our long tradition of customer service is reflected by our staff at our four conveniently located offices and planned fifth location off Corridor G. Our committment to making financial services available and easily accessible to our region continues to be a major focus in our planning. We are confident that trying to make a positive difference for our customers will make the future brighter for the region as a whole.

     To meet the challenge ahead we ask for the support of our customers and community. Working together, Logan County Bancshares, Inc. and its subsidiary, Logan Bank and Trust Company, are ready to provide our region financial services to meet its future needs.


                                            Respectfully,


        Harvey Oakley                         Eddie Canterbury
     Chairman/President                 Executive Vice President/CEO

Logan Bank & Trust   Chapmanville Bank Of      Man Bank Of       Harts Bank Of
   L B & T                   L B & T             L B & T          L B & T
 Logan, WV 25601    Chapmanville, WV 25508    Man, WV 25535    Harts, WV 25524

                               [Letterhead]



                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 1998, and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 1998, and 1997, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


McNeal, Williamson & Co.

Logan, West Virginia
February 27, 198




    Members of American Institute of Certified Public Accountants and West
               Virginia Society of Certified Public Accountants

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------


                                                           1998                         1997
                                                          ------                       ------

CASH AND DUE FROM BANKS                               $  5,727,104                 $  5,267,333
                                                      ------------                 ------------
INVESTMENT SECURITIES:
           Available for sale                           25,298,347                   15,957,955
           Held to maturity                              2,496,108                    3,994,584
                                                      ------------                 ------------
           Total Investment Securities                  27,794,455                   19,952,539
                                                      ------------                 ------------
FEDERAL FUNDS SOLD                                       7,520,000                    8,910,000

LOANS:
           Mortgage Loans                               46,087,863                   40,857,352
           Installment Loans                            11,113,712                    8,493,116
           Commercial and Other Loans                   37,938,146                   35,643,093
                                                      ------------                 ------------
                                Total Loans             95,139,721                   84,993,561

           Less: Unearned Interest                          36,190                       95,849
                 Reserve for Loan Losses                   701,275                      672,563
                                                      ------------                 ------------
                   Net Loans                            94,402,256                   84,225,149
                                                      ------------                 ------------
BANK PREMISES AND EQUIPMENT                              2,085,318                    2,125,350

INTEREST RECEIVABLE                                      1,103,008                      828,979
OTHER ASSETS                                               646,224                      540,689
                                                      ------------                 ------------
                                                      $139,278,365                 $121,850,039
                                                      ------------                 ------------
                                                      ------------                 ------------



       The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 1998 and 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                   1998                          1997
                                                                   ----                          ----
DEPOSITS:
           Non-Interest Bearing                           $    18,291,587                $    13,546,696
           Interest Bearing                                    20,644,421                     17,661,719
           Savings Deposits                                    29,816,897                     29,287,477
           Time Certificates                                   55,667,264                     47,610,875
                                                          ---------------                ---------------
           Total Deposits                                     124,420,169                    108,106,767

ACCRUED AND OTHER LIABILITIES                                     680,209                        723,042

INCOME TAXES PAYABLE:
           Current                                                 28,514                        (17,563)
           Deferred                                                90,523                         54,805
                                                          ---------------                ---------------
TOTAL LIABILITIES                                             125,219,415                    108,867,051
                                                          ---------------                ---------------

STOCKHOLDERS' EQUITY:
           Common Stock - $2.50 par value;
             Authorized - 520,000 share,
             Outstanding-478,000 shares
               in 1997 and 467,612 shares
               in 1996                                          1,300,000                      1,300,000
           Surplus                                              2,408,426                      2,408,426
           Retained Earnings                                   11,170,503                     10,125,449
           Net unrealized amortization
             on securities available for
             sale                                                  40,219                          9,311
           Treasury Stock                                        (860,198)                      (860,198)
                                                          ---------------                ---------------
TOTAL STOCKHOLDERS' EQUITY                                     14,058,950                     12,982,988
                                                          ---------------                ---------------
TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                           $   139,278,365                $   121,850,039
                                                          ---------------                ---------------
                                                          ---------------                ---------------



        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Years Ended December 31, 1998, 1997, and 1996


                                               1998                      1997                             1996
                                               ----                      ----                             ----
INTEREST INCOME:
           Loans, Including Fees         $   7,850,317             $   6,789,421                    $   5,699,356

           Investment Securities:
               Available for Sale            1,210,113                 1,047,951                          558,591
               Held to Maturity                187,046                   347,762                          576,290


           Federal Funds Sold                  716,608                   508,539                          524,878
                                             ---------                 ---------                        ---------
              Total Interest Income          9,964,084                 8,693,673                        7,359,115
                                             ---------                 ---------                        ---------

INTEREST EXPENSE:

           Deposits                          4,259,739                 3,605,404                        2,979,998
           Other Borrowings                          0                         0                            7,764
                                             ---------                 ---------                        ---------
              Total Interest Expense         4,259,739                 3,605,404                        2,987,762
                                             ---------                 ---------                        ---------
NET INTERESINTEREST INCOME                   5,704,345                 5,088,269                        4,371,353

PROVISION FOR LOAN LOSSES                       90,000                   107,000                           40,000
                                             ---------                 ---------                        ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  5,614,345                 4,981,269                        4,331,353
                                             ---------                 ---------                        ---------
OTHER INCOME:
           Service Fees                        925,644                 1,224,231                          948,377
           Other                                63,206                    33,697                           52,247
           Securities Gains (Losses)                 0                     5,457                             (176)
                                             ---------                 ---------                        ---------
                                               988,850                 1,263,385                        1,000,448
                                             ---------                 ---------                        ---------





        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statement of Income
              For the Years Ended December 31, 1998, 1997 and 1996



                                                                  1998                    1997                      1996
                                                                  ----                    ----                      ----
OTHER EXPENSES:
           Salaries and Benefits                          $    1,857,732            $   1,701,231             $   1,548,685
           Taxes Other Than Payroll & Income                      78,289                   70,208                    70,939
           Depreciation                                          164,474                  152,804                   144,671
           Repairs and Maintenance                               181,403                  176,049                   120,439
           Fees Paid to Directors                                 69,275                   66,275                    97,425
           Equipment Rental                                       24,377                   25,217                    25,664
           FDIC & Fidelity Insurance                              77,540                   74,187                    72,207
           Data Processing                                       420,897                  286,349                   265,726
           Bank Stationery and Printing                          121,268                  102,914                   110,207
           Professional Fees                                      81,145                   76,059                    73,389
           Other Operating Expenses                              553,053                  562,027                   435,803
                                                          --------------            -------------             -------------
                                                               3,629,453                3,293,320                 2,965,155
                                                          --------------            -------------             -------------

INCOME BEFORE INCOME TAXES                                     2,973,742                2,951,334                 2,366,646

INCOME TAXES:
           Current                                             1,079,990                1,030,248                   848,554
           Deferred                                                2,639                   26,963                   (19,977)
                                                          --------------            -------------             -------------
NET INCOME                                                $    1,891,113            $   1,894,123             $   1,538,069
                                                          --------------            -------------             -------------
                                                          --------------            -------------             -------------

PER SHARE OF COMMON STOCK:
           NET INCOME                                      $        3.96            $        4.04             $        3.29
                                                          --------------            -------------             -------------
                                                          --------------            -------------             -------------



        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996




                                                                                                    NET
                                                                                                    UNREALIZED
                                                                                                    APPRECIATION
                                                                                                    ON AVAILABLE
                                         COMMON                      RETAINED         TREASURY      FOR SALE
                                         STOCK         SURPLUS       EARNINGS          STOCK        SECURITIES        TOTAL
                                        ----------    ----------     -----------      --------      ------------     -----------

Balance - December 31, 1995             $1,274,030    $2,070,816       $7,985,734     ($860,198)     ($79,162)     $10,391,220

Dividends on 467,612 shares
  Common Stock @ $ 1.15                                                  (537,753)                                    (537,753)

Net Income - 1995                                                       1,538,069                                    1,538,069

Net Change in Unrealized
  Appreciation Securities
  Available for Sale                                                                                   23,400           23,400
                                        ----------    ----------       ----------     ----------     ---------     ------------
Balance-December 31, 1996               $1,274,030    $2,070,816       $8,986,050     ($860,198)     ($55,762)     $11,414,936

Issuance of 10,388 Shares
 of Common Stock                            25,970       337,610                                                       363,580

Dividends on 467,612 shares
  Common Stock @ $1.60                                                   (754,724)                                    (754,724)

Net Income - 1997                                                       1,894,123                                    1,894,123

Net Change in Unrealized
  Appreciation Securities
  Available for Sale                                                                                   65,073           65,073
                                        ----------    ----------       ----------     ----------     ---------     ------------
Balance-December 31, 1997               $1,300,000    $2,408,426      $10,125,449     ($860,198)       $9,311      $12,982,988

Dividends on 478,000 shares
  Common Stock @ $1.77                                                   (846,059)                                    (846,059)

Net Income - 1998                                                       1,891,113                                    1,891,113

Net Change in Unrealized
  Appreciation Securities
  Available for Sale                                                                                   30,908           30,908
                                        ----------    ----------       ----------     ----------     ---------     ------------
Balance-December 31, 1998               $1,300,000    $2,408,426      $11,170,503     ($860,198)      $40,219      $14,058,950
                                        ----------    ----------       ----------     ----------     ---------     ------------
                                        ----------    ----------       ----------     ----------     ---------     ------------



        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Change in Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS


                                                            1998                          1997                           1996
CASH FLOWS FROM OPERATING ACTIVITIES:                       ----                          ----                           ----
   Net Income                                        $    1,891,113                $    1,894,123                  $    1,538,069
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and Amortization                         164,474                       157,804                         144,671
      Provision For Loan Losses                              90,000                       107,000                          40,000
      Provision For Deferred Taxes                            2,639                        26,963                         (19,977)
      (Gain) Loss on Sale of Securities                           0                        (5,457)                            176
      Premium Amortization and Accre-
       tion on Investment Securities                         (8,666)                       (2,529)                         12,485
      Increases (Decreases) in Income
       Taxes Payable                                         46,077                       (56,772)                         24,750
      (Increases) Decreases in Interest
       Receivable and Other Assets                         (388,951)                     (107,229)                       (248,380)
      Increases (Decreases) in Interest
       Payable & Other Liabilities                          (33,071)                       34,288                          94,463
      Market Value Adjustment
       Amortization                                           4,028                         4,028                           4,028
                                                     --------------                --------------                  ---------------
Net Cash Provided by
  Operating Activities                                    1,767,643                     2,052,219                       1,590,285
                                                     --------------                --------------                  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Investment Sec:
    Available for Sale                                   15,750,000                     5,494,543                       1,500,000
    Held to Maturity                                              0                       500,000                          500000
   Proceeds from Maturities of Inv. Sec:
    Available for Sale                                    2,750,000                       500,000                       1,000,000
    Held to Maturity                                      1,500,000                     2,565,000                       3,810,000
   Purchase of Investment Securities:
    Available for Sale                                  (27,779,025)                   (7,500,000)                    (10,233,781)
    Held to Maturity                                              0                             0                      (1,491,328)
   Net (Increases) Decreases
    Federal Funds Sold                                    1,390,000                    (1,635,000)                        195,000
   Net (Increases) Decreases in
    Commercial Loans                                     (2,309,156)                   (4,785,088)                     (3,017,344)
   Net (Increases) Decreases in
    Real Estate Loans                                    (5,230,511)                   (6,757,195)                     (3,251,649)
   Net (Increases) Decreases in
    Installment Loans                                    (2,727,440)                   (1,918,130)                       (957,386)
   Purchase of Bank Premises
    and Equipment                                          (119,083)                     (166,758)                       (548,693)
                                                     --------------                --------------                  ---------------
Net Cash Used by
   Investing Activities                                 (16,775,215)                  (13,702,628)                    (12,495,181)
                                                     --------------                --------------                  ---------------
                                                     --------------                --------------                  ---------------



         The accompanying notes are an integral part of these financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Changes in Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS



                                                       1998                       1997                       1996
                                                       ----                       ----                       ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net Increases (Decreases) in
    Demand Deposits                                   $   7,727,593             $    3,178,825             $     784,399
   Net Increases (Decreases) in
    Savings Deposits                                        529,420                 (1,272,829)                 2,111,565
   Net Increases (Decreases) in
    Time Deposits                                         8,056,389                 10,968,193                  8,619,996
   Proceeds from Issuance of Common
    Stock                                                         0                    363,580                          0
   Dividends Paid                                          (846,059)                  (754,724)                  (537,753)
                                                      -------------             --------------             --------------
Net Cash Provided by Financing
    Activities                                        $  15,467,343             $   12,483,045             $   10,978,207
                                                      -------------             --------------             --------------

Net Increase (Decrease) in Cash
    and Cash Equivalents                                    459,771                    832,636                     73,411

Cash and Cash Equivalents at
    Beginning of Year                                     5,267,333                  4,434,697                  4,361,286
                                                      -------------             --------------             --------------
Cash and Cash Equivalents at
   End of Year                                        $   5,727,104             $    5,267,333             $    4,434,697
                                                      -------------             --------------             --------------
                                                      -------------             --------------             --------------


Supplemental Disclosures of Cash
   Flow Information Cash Paid for:

          Interest                                    $   4,230,266             $    2,951,541             $    2,648,334
          Income Taxes                                $   1,033,913             $      817,985             $      691,982




              The accompanying notes are an integral part of these
                              financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


1.   Summary of Significant Accounting Policies:

     A.   Basis of Consolidation:

          The Consolidated Financial Statements of Logan County BancShares, Inc. and its subsidiaries include the accounts of Logan County BancShares, Inc. a bank holding company and its wholly owned subsidiaries, Logan Bank & Trust Company. As further discussed in Note 13, the Company's subsidiaries were merged into Logan Bank & Trust Company on May 28, 1996. The merger was accounted for under the pooling of Interest Method of accounting and no restatement was necessary. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1997 presentations.

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

               Securities to be Held to Maturity: Bonds, notes and debentures for which the banks have the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income, using the Constant Yield Method, over the period to maturity.

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

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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


               Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:


                                            Methods        Range of Lives
                                            -------        --------------
              Banking House                 S/L, ACRS       10 - 40 years

              Furniture, Fixtures and
                Equipment                   S/L, DDB,ACRS    3 - 20 years

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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

     I.   Income Taxes:

               The Company and its subsidiaries file a consolidated federal income tax return. The Subsidiary's are charged or credited an amount equal to the income tax that would have been applicable on a separate return basis.

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

     K.   Impact of New Accounting Standards:

               In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The Statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reposted directly within a separate component of stock- holders' equity and bypass net income. The provisions of this Statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

     L.     Marketing Expense:

               The Company charges all marketing expenses to operations when incurred. No amounts have been established for any future benefits relative to these expenditures.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

2.   Investment Securities:

                     The carrying amounts of investment in securities as shown
                in the consolidated balance sheets of the bank and their approximate full values at December 31 were as follows:



                                                                              Gross          Gross
                                      Amortized           Unrealized       Unrealized        Fair
                                         Cost               Gains             Loss           Value
                                        ------              ------           ------         ------
VALUES FOR THE YEAR
           ENDED DECEMBER 31, 1998:

Securities Available for Sale
           Federal Agency Securities     $15,691,620         $62,343         $46,008     $15,707,955

           Equity Securities                 250,000               0               0         250,000
                                         -----------         -------         -------     -----------
                                         $15,941,620         $62,343         $46,008     $15,957,955
                                         -----------         -------         -------     -----------
                                         -----------         -------         -------     -----------


Securities to be Held to Maturity

           Federal Agency Securities              $0         $62,343         $46,008     $15,707,955

           U.S. Treasury Securities                0               0               0         250,000

           State and Municipal
             Securities                            0               0               0               0
                                         -----------         -------         -------     -----------
                                                  $0         $62,343         $46,008     $15,957,955
                                         -----------         -------         -------     -----------
                                         -----------         -------         -------     -----------
           ENDED DECEMBER 31, 1997

Securities Available for Sale

           Federal Agency Securities     $15,691,620         $62,343         $46,008     $15,707,955

           Equity Securities                 250,000               0               0         250,000
                                         -----------         -------         -------     -----------
                                         $15,941,620         $62,343         $46,008     $15,957,955
                                         -----------         -------         -------     -----------
                                         -----------         -------         -------     -----------

Securities to be Held to Maturity

           Federal Agency Securities       2,494,352          33,143               0       2,527,495

           U.S. Treasury Securities        1,500,232               0           1,867       1,498,395

           State and Municipal
             Securities                            0               0               0               0
                                         -----------         -------         -------     -----------
                                          $3,994,584         $33,143          $1,867      $4,025,890
                                         -----------         -------         -------     -----------
                                         -----------         -------         -------     -----------

                          Logan  County BancShares,  Inc. and  Subsidiary
                              Notes  to Consolidated Financial Statements
                                  December 31, 1998, 1997 and 1996

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



                                                   Securities to be Held                  Securities Available
                                                   to Maturity                            For Sale
                                                   Amortized             Fair             Amortized                  Fair
                                                     Cost                Value              Cost                     Value
                                                 ---------             ------             ---------               ------

Due in one year or less                       $       1,500,232   $       1,498,365    $        2,700,000    $         2,665,390

Due from one year to five years                       2,494,352           2,527,495             8,991,620              9,026,470

Due from five years to ten years                              0                   0             4,250,000              4,266,095

Due after ten years                                           0                   0                     0                      0
                                              -----------------   -----------------    ------------------    -------------------
                                              $       3,994,584   $       4,025,860    $       15,941,620    $        15,957,955
                                              -----------------   -----------------    ------------------    -------------------
                                              -----------------   -----------------    ------------------    -------------------



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

                         Logan County BancShares, Inc. and Subsidiary
                          Notes to Consolidated Financial Statement
                               December 31, 1998, 1997 and 1996

4.   Loans:

          Major classifications of loans at December 31, 1998 and 1997 are as follows:


                                                                                          1997                          1997
                                                                                          ----                          ----

           Mortgage Loans                                                        $         40,857,352          $         40,857,352
           Installment Loans                                                                8,493,116                     8,493,116
           Commercial and Other Loans                                                      35,643,093                    35,643,093

                                                                                           84,993,561                    84,993,561
           Less:  Unearned Interest                                                            95,849                        95,849
                  Reserve for Loan Loss                                                       672,563                       672,563
                                                                                 --------------------          --------------------
                                                                                 $         84,225,149          $         84,225,149
                                                                                 --------------------          --------------------
                                                                                 --------------------          --------------------


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

     Reserve for Loan Losses:

          Transactions in the reserve for loan losses for the years were as follows:



                                    1998           1997           1996
                                    ----          -----           -----

Balance at Beginning of Year      $681,375       $681,375       $661,647
Provision Charged to
  Operating Expenses               107,000        107,000         40,000
Recoveries credited to
  Reserve                            1,138          1,138          4,662
Losses Charged to Reserve         (116,950)      (116,950)       (24,934)
                                  --------       --------       --------
Balance at End of Year            $672,563       $672,563       $681,375
                                  --------       --------       --------
                                  --------       --------       --------


          The balance of the reserve for loan losses for income tax purposes was $281,723. at December 31, 1998 and 1997.

                         Logan County BancShares, Inc. and Subsidiary
                          Notes to Consolidated Financial Statements
                               December 31, 1998, 1997 and 1996



5.   Bank Premises and Equipment:~

          Bank premises and equipment are summarized as follows:~



                                     1998           1997            1996

Land                             $  404,847      $  404,847      $  404,847
Banking House                     2,445,752       2,445,752       2,420,262
Furniture, Fixtures and
  Equipment                       1,568,611       1,568,611       1,454,091
                                 ----------      ----------      ----------
                                  4,419,210       4,419,210       4,279,200
Less:  Accumulated
        Depreciation              2,293,860       2,293,860       2,158,776
                                 ----------      ----------      ----------

Bank Premises and Equipment      $2,125,350      $2,125,350      $2,120,424
                                 ----------      ----------      ----------
                                 ----------      ----------      ----------


          Depreciation expense amounted to $157,804., $144,671., and $117,273. in 1997, 1996 and 1995 respectively. Expenditures for maintenance and repairs are charged against operations as incurred.~


6.   Operating Lease Commitments:~

          The Company has entered into lease agreements for certain premises at two of its facility locations. Future minimum lease payments under the leases during the five years subsequent to December 31, 1997 are as follows:~


                                  Year                   Amount
                                  ----                   ------

                                       1998                  $11,400
                                       1999                  $11,400
                                       2000                  $11,400
                                       2001                  $11,400
                                       2002                  $11,400

                               Logan County BancShares, Inc. and Subsidiary
                                 Notes to Consolidated Financial Statements
                                      December 31, 1998, 1997 and 1996

7.  Federal Income Taxes:

          The provisions for Federal income taxes for the years ended December 31, 1998, 1997, and 1996 were less than the respective amounts that would result from applying the statutory Federal and state income tax rates, due primarily to the Banks' investment income and expense accruals.

          A reconciliation of the difference between the U. S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:


                                             1998                             1997                             1996
                                -----------------------------      -------------------------       ---------------------------
                                Amount                Percent      Amount           Percent        Amount              Percent
                                ------                -------      ------           --------       ------              -------
Tax Expense at
 Statutory Rate              $   975,261             34.00%     $   783,743           34.00%     $   630,651             34.00%
State income tax
 net of tax benefits              82,920              2.89%          61,520            2.67%          53,834              2.90%
                             -----------             -----      -----------           -----      -----------             -----
                               1,058,181             36.89%         845,263           36.67%         684,485             36.90%
Tax Exempt
 Interest                         (7,430)            -0.26%          (3,003)          -0.13%          (4,706)            -0.25%
Security Transactions                413              0.00%          (2,598)          -0.11%            (763)            -0.04%
Loan Loss
 Provision                        (2,996)            -0.01%           6,708            0.29%          18,700              1.01%
Pension Accruals                 (11,918)            -0.42%           3,680            0.16%         (20,454)            -1.10%
Other                             (6,002)            -0.21%          (1,496)          -0.06%          (9,141)            -0.49%
Deferred Income
 Tax                              26,963              0.94%         (19,977)          -0.87%          28,718              1.54%
                             -----------             -----      -----------           -----      -----------             -----
                             $ 1,057,211             36.93%     $   828,577           35.95%     $   696,839             37.57%
                             -----------             -----      -----------           -----      -----------             -----
                             -----------             -----      -----------           -----      -----------             -----


          The tax effect of significant temporary differences which comprise non-current deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:





                                                                   1997                                         1996
                                                                   -------                                    -------
Assets:
Market Value Allowance                                             $24,890                                    $42,066
Reserve for Loan Loss                                              132,885                                    135,958
Pension Cost                                                             0                                     15,318
                                                                   -------                                    -------
           Gross Deferred Tax Asset                                157,775                                    193,342
                                                                   -------                                    -------


Liabilities:
Allowance for Investments                                            5,880                                      3,896
Property and Equipment                                              69,713                                     38,235
                                                                   -------                                    -------
           Net Deferred Tax Asset                                  $82,182                                   $151,211
                                                                   -------                                    -------
                                                                   -------                                    -------

                         Logan County BancShares, Inc. and Subsidiary
                          Notes to Consolidated Financial Statements
                               December 31, 1998, 1997 and 1996


8.  Employee Benefit Plans:

          During 1998 the Company terminated the qualified defined benefit pension plan. The Company's subsidiary adopted a qualified profit sharing and 401K employee benefit plan covering substantially all employees. The contributions to the plans are at the discretion of the plans' advisory boards and amounted to $85,264. in 1998.

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


                                                                                              1996
                                                                                             -------
           Actuarial present value of
             accumulated benefit obligation                                                  $276,949
                                                                                             --------
                                                                                             --------

           Projected benefit obligation                                                      $703,635
           Plan assets at fair value                                                          625,279
                                                                                             --------
                Projected Benefit Obligation
                  Less Than Plan Assets                                                      ($78,356)

           Unrecognized net asset at transition,
              net of amortization                                                             (72,419)
           Unrecognized net loss from past
              experience different from that assumed                                          104,110
                                                                                             --------
                Accrued Pension Cost Included
                  In Other Liabilities                                                       ($46,665)
                                                                                             --------
                                                                                             --------


           Service cost - benefits earned during
              the period                                                                      $41,461
           Interest cost on projected benefit
              obligation                                                                       49,072
           Actual return on plan assets                                                       (49,495)
           Net amortization and deferral                                                       (3,108)
                                                                                             --------
                Net Periodic Pension Cost                                                     $37,930
                                                                                             --------
                                                                                             --------


          At year end 1996 and 1995, an 8% weighted average discount rate and a 5% rate of increase in future compensation levels was used to determine the actual present value of the projected benefit obligation. The projected long-term rate of return on plan assets was 8% in 1996 and 1995.

                         Logan County BancShares, Inc. and Subsidiary
                          Notes to Consolidated Financial Statements
                               December 31, 1998, 1997 and 1996


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

                         Logan County BancShares, Inc. and Subsidiary
                          Notes to Consolidated Financial Statements
                               December 31, 1998, 1997 and 1996

9. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk (Continued):

          The total amounts of off-balance-sheet financial instruments with credit risk are as follows:


                                                              December 31,
                                                      1998                    1997
                                                      ----                    ----

           Loan commitments                        $6,678,000              $6,678,000
           Standby letters of credit                 $271,000                $271,000


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

10.  Regulatory Matters:

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

          The Company and Bank actual capital amounts and ratios are presented below in thousands of dollars:



                                                                                          For Capital
                                                                                           Adequacy             To be Well
                                              Company                   Bank               Purposes             Capitalized
                                       --------------------    ------------------      -----------------     ----------------
As of December 31, 1998                     Amt.   Ratio            Amt.   Ratio          Amt.   Ratio         Amt.    Ratio
                                       --------------------    ------------------      -----------------     ----------------
Total Capital (to Risk

  Weighted Assets)                     $   12,983  16.57%      $   12,650  16.23%      $   6,266  8.00%      $   7,833  10.00%

Tier I Capital (to Risk
  Weighted Assets)                     $   12,974  16.56%      $   12,641  16.22%      $   3,133  4.00%      $   4,700   6.00%

Tier I Capital (to Risk
  Average Assets)                      $   12,974  11.09%      $   12,641  10.85%      $   4,678  4.00%      $   5,848   5.00%


As of December 31, 1997

Total Capital (to Risk
  Weighted Assets)                     $   12,983  16.57%      $   12,650  16.23%      $   6,266  8.00%      $   7,833  10.00%

Tier I Capital (to Risk
  Weighted Assets)                     $   12,974  16.56%      $   12,641  16.22%      $   3,133  4.00%      $   4,700   6.00%

Tier I Capital (to Risk
  Average Assets)                      $   12,974  11.09%      $   12,641  10.85%      $   4,678  4.00%      $   5,848   5.00%



                 Notes to Consolidated Financial Statements
                      December 31, 1998, 1997 and 1996

     The Company's principal source of funds for dividend payments is dividends received from the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above. During 1999, the Bank could, without prior approval, declare dividends of approximately $3,184,769, plus any 1999 net profits returned to the date of the dividend declaration.

11. Disclosures about fair value of financial instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment Securities - For investment securities, fair values are based on quoted market prices or dealer quotes.

     Loans - Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposit Liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Securities Sold Under Agreements to Repurchase - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Federal Home Loan Bank Advances - Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

     Note Payable - The carrying value of variable rate borrowed funds is a reasonable estimate of fair value.

     Commitments to Extend Credit and Standby Letters of Credit - Commitments to extent credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

     The fair values of the Company's financial instruments at December 31, 1998 are as follows:


                                     Carrying                      Fair
                                      Amount                       Value
Financial assets:
  Cash and cash equivalents          $  5,727,104               $  5,757,104
  Federal funds sold                    7,520,000                  7,520,000
  Investment securities                27,473,895                 27,823,036
  Loans                                95,103,531                 95,358,976
  Less: Res. for loan losses             (701,275)                  (701,275)
                                     ------------               ------------
                                     $135,123,255               $135,727,841
                                     ------------               ------------
                                     ------------               ------------
Financial liabilities:
  Deposits                           $124,420,169               $124,636,548
                                     ------------               ------------
                                     ------------               ------------

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998, 1997 AND 1996


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

14.  Parent Only Condensed Financial Information:

                                                          December 31,
                                           ----------------------------------------
     Condensed Balance Sheet:                 1998            1997            1996
                                              ----            ----            ----

     Assets:
        Cash                                 $365,591        $455,124        $354,485
        Other Assets                          264,685         264,685         264,396
        Investment in Subsidiaries         13,679,457      12,575,912      11,379,008
                                          -----------     -----------     -----------
                                          $14,309,733     $13,295,721     $11,997,889
                                          -----------     -----------     -----------
                                          -----------     -----------     -----------

     Liabilities and Equity:
        Accrued Liabilities                  $250,783        $312,733        $582,953
        Common Stock                        1,300,000       1,300,000       1,274,030
        Surplus                             2,408,426       2,408,426       2,070,816
        Retained Earnings                  11,210,722      10,134,760       8,930,288
        Treasury Stock                       (860,198)       (860,198)       (860,198)
                                          -----------     -----------     -----------
                                          $14,309,733     $13,295,721     $11,997,889
                                          -----------     -----------     -----------
                                          -----------     -----------     -----------

     Condensed Statement of Income:
         Equity in Net Earnings of
           Subsidiary                     $ 1,918,697     $ 1,886,554     $ 1,635,759
     Other Income                              18,750          18,757          37,414
     Operating Expenses                        46,334          11,188         135,104
                                          -----------     -----------     -----------
     Net Income                           $ 1,891,113     $ 1,894,123     $ 1,538,069
                                          -----------     -----------     -----------
                                          -----------     -----------     -----------

                  Notes to Consolidated Financial Statements
                       December 31, 1998, 1997 and 1996


14. Parent Only Condensed Financial Information (Continued):


                                                                 December 31,
                                                    ------------------------------------------
                                                        1998            1997            1996
                                                    ------------     -----------     ----------
Condensed Statement of Changes
 in Cash Flow:
Cash Flows From Increases (Decreases)
in Cash and Cash Equivalents
 Operating Activities:
 Net Income                                         $ 1,891,113      $ 1,894,123     $1,538,069
 Net Change in Other Assets                                   0             (289)      (241,475)
 Net Change in Accrued Liabilities                      (61,950)        (270,220)       290,754
                                                    ------------     -----------     ----------
Net Cash Provided by Operating
 Activities                                           1,829,163        1,623,614      1,587,348
                                                    ------------     -----------     ----------
Cash Flows From Investing Activities:
 Net Change in Investment in
   Subsidiaries                                      (1,072,637)      (1,131,831)      (960,505)
                                                    ------------     -----------     ----------
 Net Cash Provided (Used) in
  Investing Activities                               (1,072,637)      (1,131,831)      (960,505)

Cash Flows From
 Financing Activities:
 Dividends                                             (846,059)        (754,724)      (537,753)
 Sale of Common Stock                                         0          363,580              0
                                                    ------------     -----------     ----------
 Net Cash Used in Financing
  Activities                                           (846,059)        (391,144)      (537,753)
                                                    ------------     -----------     ----------
 Net Change in Cash and Cash
  Equivalents During the Year                           (89,533)         100,639         89,090

Cash Account:
 Beginning of Year                                      455,124          354,485        265,395
                                                    ------------     -----------     ----------
 End of Year                                        $   365,591      $   455,124     $  354,485
                                                    ------------     -----------     ----------
                                                    ------------     -----------     ----------

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                       None.

                                      PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



The information appearing on Page     of the Corporation's Proxy Statement,
dated April 7, 1999, is incorporated herein by reference in response to this item.


         Executive Officers of the Registrant:


Name                    Age                      Position and Office
----                    ---                      -------------------
Harvey Oakley           78                       Chairman of the Board and
                                                 President
                                                 Logan County BancShares,
                                                 Inc. Mr. Oakley has been an
                                                 officer and Director of
                                                 Logan Bank & Trust Company
                                                 since 1963, a attorney at
                                                 law, and Circuit Judge,
                                                 State of West Virginia.


Eddie D. Canterbury     50                       Executive Vice President and
                                                 CEO of Logan County
                                                 BancShares, Inc. Mr.
                                                 Canterbeuty has been the
                                                 Executive Vice President/CEO
                                                 of Logan Bank & Trust
                                                 Company since 1983 and Sr.
                                                 Vice President since 1980.
                                                 He is a Director of Logan
                                                 Bank & Trust Company.



    ITEM 11 - EXECUTIVE COMPENSATION



    The information appearing in the Corporation's Definitive Proxy Statement, dated April 7, 1999, is incorporated herein by reference in response to this item.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT


    The information appearing in the Corporation's Definitive Proxy Statement, dated April 7, 1999, is incorporated herein by reference in response to this item.


    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The information appearing in the Corporation's Definitive Proxy Statement, dated April 7, 1999 is incorporated herein by reference in response to this item.


    ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                    AND REPORTS ON FORM 8-K



    None.

                       NOTICE OF ANNUAL MEETING OF STOCKHOLDERS



                                    APRIL 7, 1999




     The Annual Meeting of Stockholders of Logan County BancShares, Inc. will be held at Logan Bank and Trust Company's lobby at 3:00 p.m. on April 27, 1999, for the following purposes:

    1.  To elect Directors of the Corporation

    2. To authorize the Board to approve a 3 for 2 stock split effective May 31, 1999.

    3. To authorize the Board to change the date of the annual meeting from the fourth Tuesday of April to the fourth Tuesday of May.

    4. To transact such other business as may properly come before the meeting.

    Only stockholders of record at the close of business on March 26, 1999, are entitled to notice of and to vote at the meeting.

                       LOGAN COUNTY BANCSHARES, INC.
               Proxy for the Annual Meeting of Shareholders
                         To be Held April 27, 1999


          THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS


     The undersigned hereby appoints Harvey Oakley and Eddie Canterbury, or any of them, proxies or proxy of the undersigned with full power of substitution to vote, as designated below, the shares of the undersigned at the Annual Meeting of the Shareholders of Logan County BancShares, Inc. to be held at Logan Bank and Trust Company's office, Corner of Washington Avenue and Main Street, Logan, West Virginia, on April 27, 1999 at 3:00 p.m. and at any and all adjournments thereof, with all of the powers the undersigned would possess if personally present.

     1. Proposal to approve the nominated Board of Directors.

         /  /  FOR         /  /  AGAINST         /  /  ABSTAIN

     2. In their discretion, the proxies are authorized to vote upon such other business and on such other matters as may properly come before the meeting or any adjournments thereof.

     The shares as represented by this Proxy will be voted as specified by the undersigned. If no specification is made, this Proxy will be cast FOR Proposal.


Number of Shares:                            Date:            , 1999
                  -------------------        -----------------

-------------------------------------        --------------------------------

-------------------------------------        --------------------------------
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

                               LOGAN COUNTY BANCSHARES, INC.
                                       P.O. BOX 597
                                LOGAN, WEST VIRGINIA 25601


                                       APRIL 7, 1999


                                      PROXY STATEMENT


SOLICITATION AND REVOCABILITY OF PROCESS
----------------------------------------

         This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Logan County BancShares, Inc. (Corporation) of proxies for the Annual Meeting of Stockholders of the Corporation to be held April 27, 1999, and any adjournment thereof. Shares represented by properly executed proxies which are received in time and not revoked will be voted at the meeting in the manner described in the proxies. Any proxy may be revoked at any time before it is exercised.


INFORMATION AS TO VOTING SECURITIES
-----------------------------------

         The Board of Directors has fixed the close of business on March 26, 1999, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. At the record date, 478,000 shares of Common Stock of the Corporation were outstanding and entitled to be voted at the meeting. Each share of Common Stock is entitled to one vote.


ELECTION OF DIRECTORS
---------------------

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


                                                            COMMON STOCK
    NAME              AGE      PRINCIPAL OCCUPATION      BENEFICIALLY OWNED
    ----              ---      --------------------      ------------------

Frank H. Oakley        84      Chairman, Bray & Oakley         33,106
                               Insurance Agency, Inc.

                                                                                             COMMON STOCK
            NAME              AGE                  PRINCIPAL OCCUPATION                   BENEFICIALLY OWNED
----------------------------  --- ------------------------------------------------------  ------------------
Harvey Oakley                 78  President/Chairman of the Board, Logan County                 (A)   29,836
                                  BancShares, Inc.; Attorney at Law; President/Chairman
                                  of the Board of Logan Bank and Trust.

Clell Peyton                  62  Director, Logan Bank and Trust; Retired, Nationwide                  7,123
                                  Insurance Company.

Earle B. Queen                71  Director, Logan Bank and Trust; President, James              (B)   12,837
                                  Funeral Home

LaVeta Jean Ray               67  Retired Counselor, Chapmanville High School                   (C)    4,952

William W. Wagner             66  Director, Logan Bank and Trust; Director and Executive        (D)    8,356
                                  Committee, United Bancshares; Former Chairman Eagle
                                  Bancorp, Inc.

Eddie Canterbury              50  Director and Executive Vice President/CEO Logan County               3,302
                                  Bancshares, Inc.; Director and Executive Vice
                                  President/CEO, Logan Bank and Trust.

Walter D. Vance               48  Vice President, Logan County BancShares, Inc.; Vice           (E)    3,046
                                  President, Aracoma Drug Company.

Glenn T. Yost                 41  Director, Logan Bank and Trust; President, W. W.              (F)   19,309
                                  McDonald Land Co.; President, Triadelphia Land Co.;
                                  President, Bruce McDonald Holding Co.

David McCormick               51  Director, Logan Bank and Trust; President,                    (G)   25,372
                                  McCormick's, Inc.; President, Bodaco, Co.

(A) Includes 4,470 shares jointly owned with spouse.

(B) Includes 12,000 shares owned by Earle B. Queen, Trust, 137 shares owned by Funeral Services, Inc. and 150 shares owned by Queen Brothers, Inc.

(C) Includes 952 shares jointly owned with sister, Erma Ray Butcher.

(D) Includes 436 shares jointly owned with spouse.

(E) Includes 566 shares owned by Aracoma Drug Company.

(F) Includes 750 shares jointly owned with spouse; and 18,109 shares for which voting and investment powers are deemed; 13,750 shares owned by
    W. W. McDonald Land Company; 3,909 shares owned by Bruce McDonald Holding Company; 450 shares owned by Triadelphia Land Company.

(G) Includes 25,272 shares owned by Bodaco, Co.

Executive Compensation
----------------------

    All Executive Officers of Logan County BancShares, Inc. were compensated $5,200.00 in Director's fees during 1998.

Other Matters
-------------

    As of the date of this Proxy Statement, the Board of Directors was not aware of any matters not referred to in the form proxy that would be presented for action at the meeting. If any other business comes before the meeting, the persons named in the proxy will have discretionary authority to vote the shares represented by them in accordance with their best judgement.

Date for Submission of Stockholder Proposals
--------------------------------------------

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

Please contact the New Accounts Department at:

                 Logan Bank and Trust Company
                 43 Washington Avenue
                 PO Box 597
                 Logan, West Virginia 25601-0597
                 Phone: (304) 752-1166