Form 10-Q
period 1999-03-31
LOGAN COUNTY BANCSHARES INC
filed 1999-05-14
CIK 760327

                                         FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D. C.  20549

                        Quarterly Report Under Section 13 or 15 (d)
                          of the Securities Exchange Act of 1934

 For Quarter Ended           March 31, 1999
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
                                                             ------------

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

        ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of March 31,
                      1999 and 1998 and December 31, 1998.

                 Consolidated Statement of Income For the Three Month
                      Period Ended March 31, 1999 and 1998.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Three Month Period Ended March 31, 1999 and 1998.

                 Consolidated Statement of Cash Flows for the Three Month
                      Period Ended March 31, 1999 and 1998.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                  March 31, 1999 and 1998 and December 31, 1998
                               (In Thousands)


                    ASSETS
                  ---------

                                                    March 31,         December 31,
                                               1999           1998        1998
                                               ----           ----       ------
CASH AND DUE FROM BANKS                      $  4,856      $ 5,131     $ 5,727

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                        28,585        15,046      25,299
     HELD TO MATURITY                           1,997         2,495       2,496

FEDERAL FUNDS SOLD                              5,890        17,130       7,520

LOANS:
     TOTAL LOANS                              100,199        86,997      95,103

          RESERVE FOR LOAN LOSSES                 721           692         701
                                             --------      --------    --------

          NET LOANS                            99,478        86,305      94,402

BANK PREMISES AND EQUIPMENT                     2,609         2,128       2,085

ACCRUED INTEREST AND OTHER ASSETS               1,963         1,585       1,749
                                             --------      --------    --------
                                             $145,378      $129,820    $139,278
                                             --------      --------    --------

                LABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
DEPOSITS:
     DEMAND DEPOSITS:
      NON-INTEREST                           $ 19,795      $ 14,322    $ 18,292
      INTEREST BEARING                         22,922        20,691      20,644
     SAVINGS DEPOSITS                          31,687        30,630      29,817
     TIME DEPOSITS                             55,838        49,911      55,667
                                             --------      --------    --------
             TOTAL DEPOSITS                   130,242       115,554     124,420

ACCRUED AND OTHER LIABILITIES                     621           606         680
INCOME TAXES PAYABLE:
     CURRENT                                      272           260          28
     DEFERRED                                       8            71          91
                                             --------      --------    --------
           TOTAL LIABILITIES                  131,143       116,491     125,219

STOCKHOLDERS' EQUITY:
    AUTHORIZED & ISSUED 520,000 SHARES
     IN 1998 AND 509,612 IN 1997;
     OUTSTANDING 478,000 IN 1998 AND
     467,612 IN 1997;                           1,300         1,300       1,300
    SURPLUS                                     2,408         2,408       2,408
    RETAINED EARNINGS                          11,387        10,481      11,211
    TREASURY STOCK                               (860)         (860)       (860)
                                             --------     ---------   ---------
          TOTAL STOCKHOLDERS' EQUITY           14,235        13,329      14,059
                                             --------     ---------   ---------
                                             $145,378      $129,820   $ 139,278
                                             --------     ---------   ---------
                                             --------     ---------   ---------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Income
               For the Three Month Periods Ended March 31, 1999 and 1998
                                      (In Thousands)


                                                   1999        1998
                                                   ----        ----
INTEREST INCOME:
     INTEREST ON LOANS                           $2,026       $1,861
     INTEREST ON INVESTMENTS                        437          300
     INTEREST ON FEDERAL FUNDS SOLD                 105          165
                                                 ------       ------
                                                  2,568        2,326

INTEREST EXPENSE:
     INTEREST ON DEPOSITS                          1063          996
                                                 ------       ------
          NET INTEREST INCOME                     1,505        1,330

PROVISION FOR LOAN LOSSES                            23           23
                                                 ------       ------
          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES               1,482        1,307

OTHER INCOME:
     SERVICE FEES                                   136          298
     OTHER OPERATING INCOME                          39           22
                                                 ------       ------
         TOTAL OTHER INCOME                         175          320

OTHER EXPENSES:
      SALARIES AND BENEFITS                         486          442
      EXPENSE OF BANK PREMISES AND
        EQUIPMENT                                   123           97
      OTHER OPERATING EXPENSES                      285          280
                                                 ------       ------
         TOTAL OTHER EXPENSES                       894          819

INCOME BEFORE INCOME TAXES                          763          808
FEDERAL INCOME TAXES                                272          297
                                                 ------       ------
      NET INCOME                                 $  491       $  511
                                                 ------       ------
                                                 ------       ------
PER SHARE OF COMMON STOCK NET INCOME             $ 1.03       $ 1.07
                                                 ------       ------
                                                 ------       ------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                    Consolidated Statement in Changes in Stockholders' Equity
                     For the Three Month Periods Ended March 31, 1999 and 1998
                                       (In Thousands)


                                                                     Net Unrealized
                                                                     (losses) on
                                     Common              Retained    Available-for    Treasury
                                     Stock     Surplus   Earnings    Sale Securiti      Stock        Total
                                     ------    -------   --------    -------------    --------       -----
   BALANCE - DECEMBER 31
 1998                                $1,300    $2,408    $11,171            $  40      ($860)        $14,059

SW
DIVIDENDS ON 478,000 SHARES
         COMMON STOCK @ $0.43                               (206)                                       (206)

CHANGE IN NET UNREALIZED
         HOLDING GAINS (LOSSES)
         ON AVAILABLE FOR-SALE
         SECURITIES                                                          (109)                      (109)

NET INCOME FOR THE THREE MONTHS
         ENDED MARCH 31, 1999             0         0         491               0          0             491
                                     ------    ------    -------            -----      -----         -------
                                     $1,300    $2,408    $11,456             ($69)     ($860)        $14,235
                                     ------    ------    -------            -----      -----         -------
                                     ------    ------    -------            -----      -----         -------
BALANCE - DECEMBER 31
         1997                        $1,300    $2,408    $10,126            $   9      ($860)        $12,983

DIVIDENDS ON 478,00 SHARES
         COMMON STOCK @ $0.39                               (186)                                       (186)

CHANGE IN NET UNREALIZED
         HOLDING GAINS (LOSSES)
         ON AVAILABLE FOR-SALE
         SECURITIES                                                            21                         21

NET INCOME FOR THE THREE MONTHS
           ENDED MARCH 31, 1998           0         0        511                0          0           2,511
                                     ------    ------    -------            -----      -----         -------
                                     $1,300    $2,408    $10,451            $  30      ($860)         13,329
                                     ------    ------    -------            -----      -----         -------
                                     ------    ------    -------            -----      -----         -------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                                   1999                    1998
                                                                 --------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                   $   491                 $   511
     ADJUSTMENTS TO RECONCILE NET
       INCOME TO NET CASH PROVIDED
       BY OPERATING ACTIVITIES:
         DEPRECIATION                                                  40                      40
         SECURITY AMORTIZATION AND
           ACCREATION                                                  (1)                      0
         MARKET VALUE AMORTIZATION                                     (1)                     (1)
         PROVISION FOR LOAN LOSSES                                     23                      23
         (INCREASE) DECREASE IN OTHER
           ASSETS                                                    (235)                   (215)
         INCREASE (DECREASE) IN OTHER
           LIABILITIES                                                185                     160
                                                                 --------                 -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                        502                     518

  CASH FLOWS FROM INVESTING ACTIVITIES:
     PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE            5,500                   1,000
     PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE      2,000                       0
     PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY          500                   1,500
     PURCHASE OF SECURITIES AVAILABLE FOR SALE                    (10,956)                    (50)
     PURCHASE OF SECURITIES HELD TO MATURITY                            0                       0
     NET (INCREASE) DECREASE IN
       FEDERAL FUNDS SOLD                                           1,630                  (8,220)
     NET (INCREASE) DECREASE IN LOANS                              (5,099)                 (2,103)
     PURCHASE OF BANK PREMISES
       AND EQUIPMENT                                                 (564)                    (42)
                                                                 --------                 -------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                     (6,989)                 (7,915)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     NET INCREASE (DECREASE) IN
       DEMAND DEPOSITS                                              3,781                   3,804
     NET INCREASE (DECREASE) IN
       SAVINGS DEPOSITS                                             1,870                   1,343
     NET INCREASE (DECREASE) IN
       TIME DEPOSITS                                                  171                   2,300
     DIVIDENDS PAID                                                  (206)                   (186)
                                                                 --------                 -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,616                   7,261
                                                                 --------                 -------
  NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                (871)                   (136)

  CASH AND CASH EQUIVALENT AT
     BEGINNING OF PERIOD                                            5,727                   5,267
                                                                 --------                 -------
  CASH AND CASH EQUIVALENT AT
     END OF PERIOD                                               $  4,856                 $ 5,131
                                                                 --------                 -------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  March 31, 1999

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

 .3  Year 2000 Assessment

         Management has initiated a Company-wide program to assess its data processing, information systems and customer service programs to ensure the Company's operating capabilities in the year 2000. Currently, the Company's subsidiary Bank, L B & T, uses EDS, a regional provider of financial institution data processing, as it's primary provider of computer services and data processing. EDS has certified it's hardware and software are Year 2000, and beyond, compliant.

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

        While management believes its planning efforts are adequate to address its Year 2000 concerns, there is no guarantee the systems of other companies on which the Company's systems and operations rely will function properly and not have an adverse effect on the Company's operations or financial position.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

     The Company reported net income of $491,000. For the three months ended March 31, 1999 compared to $511,000. for the three months ended March 31, 1998, representing a 9.48% decrease. This decrease was primarily the result of the increase in net interest income of $175,000. decrease in other income of $145,000. and increase in all operating expenses of $75,000. and decrease in income taxes of $25,000.

     Earnings per common share were $1.03 for the three months ended March 31, 1999 compared with $1.07 for the same period of 1998.

     Logan County Bancshares' annualized return on assets (ROA) for the three month period ended March 31, 1999 was 1.35% compared to 1.57% for the three month period ended March 31, 1998. Annualized return on shareholders' equity (ROE) was 13.80% and 15.33% at March 31, 1999 and 1998, respectively.

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

     Interest  income  amounted  to  $2,568,000. at  March  31,  1999,  an
increase  of  $242,000.  from  March  31,  1998.   Interest  expense  also
increased $67,000., resulting in an overall increase of $175,000. or 13.16% in net interest income between March 31, 1999 and March 31, 1998.

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

     For the three month period ended March 31, 1998 and 1997, the provision for loan losses was $23,000.

he reserve for loan losses was $721,000. at March 31, 1999 compared to $692,000. at March 31, 1998. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .72% at March 31, 1999 and .80% at March 31, 1998.

         A summary of the Company's past due loans and nonperforming assets is provided in the following table.

                    SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                                 (in thousands of dollars)



                                                 March 31,
                                            ------------------------
                                            1999              1998
                                            -----             -----
         Loans past due 90 or more days
            still accruing interest         $3,501            $1,433
                                            ------            ------
         Nonperforming assets:
            Nonaccruing loans                  459               572
            Other real estate owned            236               171
                                            ------            ------
                                            $  695            $  743
                                            ------            ------
                                            ------            ------


NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the three month period ended March 31, 1999, noninterest income totalled $175,000., representing a decrease of $145,000., or 45.31% from the $320,000. recorded during the same period of 1998. This decrease was primarily due to decreases in service fees income of $162,000.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 1999, the Company's noninterest expense totalled $894,000., increasing $75,000. over the $819,000. of noninterest expense for the three months ended March 31, 1998. Expressed as a percentage of assets, annualized noninterest expense was 2.46% at March 31, 1999, compared to 2.52% at March 31, 1998.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 54% of total noninterest expense at March 31, 1999 and 1998. Salaries and employee benefits increased $44,000., or 9.95% at March 31, 1999 compared to March 31, 1998. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' federal income tax expense, for the three month period ended March 31, 1999, reflected a $25,000. increase when compared to the same period of 1998. Income tax expense equalled 35.65% and 36.76% of income before taxes at March 31, 1999 and 1998, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

     Total assets grew by $6,100,000. between year end and March 31, 1999 to a balance of $145,378,000. The major component of this growth was an increase in Investment Securities of $2,787,000., and loan increases of 5,096,000. The primary source of funds for this growth was an increase in deposits of $5,822,000., a decrease in Federal Funds Sold of $1,630,000., and net income of $491,000.

Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At March 31, 1999, Federal Funds Sold amounted to $5,890,000. and securities maturing within one year amounted to $3,460,000. These are compared to the balances at March 31, 1998 of $17,130,000. in Federal Funds Sold and maturing Investment Securities of $9,210,000. due within one year.

     Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 1999 and 1998, banks continue to be faced with more volatile, interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $11,387,000. and has a total Stockholders' Equity of $14,235,000. as of March 31, 1999; as compared to $10,481,000. of Retained Earnings and total Stockholders' equity of $13,329,000. at March 31, 1998.

   The equity capital was 9.79% and 10.27% of total assets at March 31, 1999 and 1998 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

          LOGAN COUNTY BANCSHARES, INC.
         -------------------------------------

            (Registrant)




 Date ____________________________ _____________________________________
           Harvey Oakley, President
             (Signature)




 Date ____________________________ _____________________________________
         Eddie D. Canterbury, Exec. Vice Pres.
             (Signature)