Form 10-Q
period 1999-06-30
LOGAN COUNTY BANCSHARES INC
filed 1999-08-12
CIK 760327

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999
             .......................................................

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding, of each of the issuer's classes of common stock, as of the latest practicable date. 716,991

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

   ITEM I.  FINANCIAL STATEMENTS:

            Consolidated  Statement  of  Condition  As of June 30, 1999 and
                 1998 and December 31, 1998.

            Consolidated  Statement  of Income For the Three  Month  Period
                 Ended June 30, 1999 and 1998.

            Consolidated Statement of Income For the Six Month Period Ended
                 June 30, 1999 and 1998.

            Consolidated  Statement  of Changes in Stockholders'
                 Equity for the Six  Month Period Ended June
                 30, 1999 and 1998.

            Consolidated  Statement  of Cash Flows for the Six Month Period
                 Ended June 30, 1999 and 1998.

            Notes to Consolidated Financial Statements

   ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                  June 30, 1999 and 1998 and December 31, 1998
                                 (In Thousands)


                                     ASSETS
                                     ------
                                                                    June  30,                       December 31,
                                                    1999                      1998                      1998
                                                    ----                      ----                      ----
CASH AND DUE FROM BANKS                          $  5,183                   $  5,090                  $  5,727

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                            31,080                     18,342                    25,299
     HELD TO MATURITY                                 497                      2,495                     2,496

FEDERAL FUNDS SOLD                                    810                     12,280                     7,520

LOANS:
      TOTAL LOANS                                 104,050                     89,318                    95,103

      RESERVE FOR LOAN LOSSES                         720                        716                       701
                                                 --------                   --------                  --------
      NET LOANS                                   103,330                     88,602                    94,402

BANK PREMISES AND EQUIPMENT                         2,687                      2,115                     2,085

ACCRUED INTEREST AND OTHER ASSETS                   2,054                      1,441                     1,749
                                                 --------                   --------                  --------
                                                 $145,641                   $130,365                  $139,278
                                                 --------                   --------                  --------
                                                 --------                   --------                  --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
DEPOSITS:
     DEMAND DEPOSITS:
         NON-INTEREST                            $ 20,146                   $ 14,085                  $ 18,292
         INTEREST BEARING                          20,889                     19,345                    20,644
     SAVINGS DEPOSITS                              31,851                     30,806                    29,817
     TIME DEPOSITS                                 57,968                     51,710                    55,667
                                                 --------                   --------                  --------
           TOTAL DEPOSITS                         130,854                    115,946                   124,420

ACCRUED AND OTHER LIABILITIES                         651                        656                       680

INCOME TAXES PAYABLE:
     CURRENT                                           84                         61                        28
     DEFERRED                                        (219)                        68                        91
                                                 --------                   --------                  --------
          TOTAL LIABILITIES                       131,370                    116,731                   125,219


STOCKHOLDERS' EQUITY:
     COMMON STOCK - $ 1.67 PAR VALUE;
          AUTHORIZED & ISSUED, 780,000 SHARES,
           IN 1999 AND 1998; OUTSTANDING 716,991
          IN 1999 AND 1998                          1,300                      1,300                     1,300
     SURPLUS                                        2,408                      2,408                     2,408
     RETAINED EARNINGS                             11,423                     10,786                    11,211
     TREASURY STOCK                                  (860)                      (860)                     (860)
                                                 --------                   --------                  --------
           TOTAL STOCKHOLDERS' EQUITY              14,271                     13,634                    14,059
                                                 --------                   --------                  --------
                                                 $145,641                   $130,365                  $139,278
                                                 --------                   --------                  --------
                                                 --------                   --------                  --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
            For the Three Month Periods Ended June 30, 1999 and 1998
                                 (In Thousands)


                                                               1999                 1998
                                                               ----                 ----
INTEREST INCOME:
           INTEREST ON LOANS                                      $2,105              $1,933
           INTEREST ON INVESTMENTS                                   475                 309
           INTEREST ON FEDERAL FUNDS SOLD                             86                 220
                                                                  ------              ------
                                                                   2,666               2,462

INTEREST EXPENSE:
           INTEREST ON DEPOSITS                                    1,072               1,049
                                                                  ------              ------
                    NET INTEREST INCOME                            1,594               1,413

PROVISION FOR LOAN LOSSES                                              0                  22
                                                                  ------              ------
                    NET INTEREST INCOME AFTER
                     PROVISION FOR LOAN LOSSES                     1,594               1,391

OTHER INCOME:
           SERVICE FEES                                              161                 229
           OTHER OPERATING INCOME                                      7                  31
                                                                  ------              ------
                    TOTAL OTHER INCOME                               168                 260

OTHER EXPENSES:
           SALARIES AND BENEFITS                                     493                 445
           EXPENSE OF BANK PREMISES AND
            EQUIPMENT                                                 80                  98
           OTHER OPERATING EXPENSES                                  339                 317
                                                                  ------              ------
                    TOTAL OTHER EXPENSES                             912                 860

INCOME BEFORE INCOME TAXES                                           850                 791

INCOME TAXES                                                         305                 290
                                                                  ------              ------
           NET INCOME                                             $  545              $  501
                                                                  ------              ------
                                                                  ------              ------

PER SHARE OF COMMON STOCK NET INCOME                              $ 0.76              $ 0.70
                                                                  ------              ------
                                                                  ------              ------



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
             For the Six Month Periods Ended June 30, 1999 and 1998
                                 (In Thousands)


                                                               1999                 1998
                                                               ----                 ----
INTEREST INCOME:
           INTEREST ON LOANS                                      $4,131              $3,794
           INTEREST ON INVESTMENTS                                   912                 609
           INTEREST ON FEDERAL FUNDS SOLD                            191                 385
                                                                  ------              ------
                                                                   5,234               4,788

INTEREST EXPENSE:
           INTEREST ON DEPOSITS                                    2,135               2,045
                                                                  ------              ------
                    NET INTEREST INCOME                            3,099               2,743

PROVISION FOR LOAN LOSSES                                             23                  45
                                                                  ------              ------
                    NET INTEREST INCOME AFTER
                     PROVISION FOR LOAN LOSSES                     3,076               2,698

OTHER INCOME:
           SERVICE FEES                                              297                 527
           OTHER OPERATING INCOME                                     46                  53
                                                                  ------              ------
                    TOTAL OTHER INCOME                               343                 580

OTHER EXPENSES:
           SALARIES AND BENEFITS                                     979                 887
           EXPENSE OF BANK PREMISES AND
            EQUIPMENT                                                203                 195
           OTHER OPERATING EXPENSES                                  624                 597
                                                                  ------              ------
                    TOTAL OTHER EXPENSES                           1,806               1,679

INCOME BEFORE INCOME TAXES                                         1,613               1,599

INCOME TAXES                                                         577                 587
                                                                  ------              ------
           NET INCOME                                             $1,036              $1,012
                                                                  ------              ------
                                                                  ------              ------

PER SHARE OF COMMON STOCK NET INCOME                              $ 1.44              $ 1.41
                                                                  ------              ------
                                                                  ------              ------



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity
             For the Six Month Periods Ended June 30, 1999 and 1998
                                 (In Thousands)


                                                                                  Net Unrealized
                                                                                    (losses) on
                                            Common                    Retained    Available-for-     Treasury
                                             Stock      Surplus       Earnings    Sale Securities       Stock     Total
                                          --------      -------       --------     -------------     --------     -----
BALANCE - DECEMBER 31
            1998                           $1,300       $2,408        $11,171                $40        ($860)       $14,059

DIVIDENDS DECLARED ON
           COMMON STOCK                                                  (414)                                          (414)

CHANGE IN NET UNREALIZED
           HOLDING GAINS (LOSSES)
           ON AVAILABLE FOR-SALE
           SECURITIES                                                                       (410)                       (410)

NET INCOME FOR THE SIX MONTHS
           ENDED JUNE 30, 1999                                          1,036                                          1,036
                                           ------       ------        -------                ---        -----        -------
                                           $1,300       $2,408        $11,793              ($370)       ($860)       $14,271
                                           ------       ------        -------                ---        -----        -------
                                           ------       ------        -------                ---        -----        -------


BALANCE - DECEMBER 31
            1997                           $1,300       $2,408        $10,126                 $9        ($860)       $12,983

DIVIDENDS DECLARED ON
           COMMON STOCK @ $0.79                                          (378)                                          (378)

CHANGE IN NET UNREALIZED
           HOLDING GAINS (LOSSES)
           ON AVAILABLE FOR-SALE
           SECURITIES                                                                         17                          17

NET INCOME FOR THE SIX MONTHS
           ENDED JUNE 30, 1998                  0            0          1,012                  0            0          1,012
                                           ------       ------        -------                ---        -----        -------
                                           $1,300       $2,408        $10,760                $26        ($860)       $13,634
                                           ------       ------        -------                ---        -----        -------
                                           ------       ------        -------                ---        -----        -------



  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


                                                                 1999                 1998
                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                     $  1,036            $ 1,012
   ADJUSTMENT TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                                     82                 78
       SECURITY AMORTIZATION AND
                 ACCREATION                                             (2)                 5
       MARKET VALUE AMORTIZATION                                        (2)                (2)
       PROVISION FOR LOAN LOSSES                                        23                 45
       (GAIN) LOSS ON SALE OF INVESTMENT
         SECURITIES                                                      0                  0
       (INCREASE) DECREASE IN OTHER ASSETS                            (305)               (71)
       INCREASE (DECREASE) IN OTHER
                 LIABILITIES                                            (4)                 4
                                                                  --------            -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                           828              1,071

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES
     AVAILABLE FOR SALE                                              6,500              5,700
   PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE         2,000                  0
   PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY           2,000              1,500
   PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                                                      (14,956)            (8,049)
   PURCHASE OF SECURITIES HELD TO MATURITY                               0                  0
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                                              6,710             (3,370)
   NET (INCREASE) DECREASE IN LOANS                                 (8,951)            (4,422)
   PROCEEDS FROM SALE OF ASSETS                                          0                  0
   PURCHASE OF BANK PREMISES AND EQUIPMENT                            (682)               (68)
                                                                  --------            -------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                        (7,379)            (8,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                                 2,099              2,221
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                                2,034              1,519
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                                   2,301              4,099
   DIVIDENDS PAID                                                     (414)              (378)
                                                                  --------            -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         6,020              7,461

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (544)              (177)

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                               5,727              5,267

CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                                 $   5,183            $ 5,090
                                                                  --------            -------
                                                                  --------            -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  June 30, 1999

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

  3. All financial information presented gives retroactive effect to the issuance on June 16, 1999, of a three-for-two stock split in the form of a stock dividend of three shares of common stock for each two shares of common stock outstanding.

  4.  Year 2000 Assessment

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

EARNINGS SUMMARY

     The Company reported net income of $1,036,000. for the six months ended June 30, 1999 compared to $1,012,000. for the six months ended June 30, 1998, representing a 2.37% increase. This increase was primarily the result of the increase in net interest income of $378,000., decrease in other income of $163,000. and increase in all operating expenses of $127,000.

     Earnings per common share were $1.44 for the six months ended June 30, 1999 compared with $1.41 for the same period of 1998.

     Logan County Bancshares' annualized return on assets (ROA) for the six month period ended June 30, 1999 was 1.42% compared to 1.55% for the six month period ended June 30, 1998. Annualized return on shareholders' equity (ROE) was 14.52% and 14.84% at June 30, 1999 and 1998, respectively.

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

     Interest income amounted to $5,234,000. at June 30, 1999, an increase of $446,000. from June 30, 1998. Interest expense also increased $90,000., resulting in an overall increase of $356,000. or 12.98% in net interest income between June 30, 1999 and June 30, 1998.

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

     For the six month period ended June 30, 1999 and 1998, the provision for loan losses was $23,000., and $45,000. respectively.

     The reserve for loan losses was $720,000. at June 30, 1999 compared to $716,000. at June 30, 1998. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .69% at June 30, 1999 and .81% at June 30, 1998.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)


                                                         June 30,
                                                 ------------------------
                                                  1999              1998
                                                 ------            ------
Loans past due 90 or more days
   still accruing interest                       $3,465            $2,200
                                                 ------            ------
Nonperforming assets:
   Nonaccruing loans                                489               578
   Other real estate owned                          244               170
                                                 ------            ------
                                                   $733              $748
                                                 ------            ------
                                                 ------            ------

NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the six month period ended June 30, 1999, noninterest income totalled $343,000., representing a decrease of $237,000. from the $580,000. recorded during the same period of 1998. This decrease was primarily due to decreases in service fees income of $230,000.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1999, the Company's noninterest expense totalled $1,806,000., increasing $127,000. over the $1,679,000. of noninterest expense for the six months ended June 30, 1998. Expressed as a percentage of assets, annualized noninterest expense was 2.48% at June 30, 1999, compared to 2.57% at June 30, 1998.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 54% of total noninterest expense at June 30, 1999 and 1998. Salaries and employee benefits increased $92,000., or 10.37% at June 30, 1999 compared to June 30, 1998. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' federal income tax expense, for the six month period ended June 30, 1999, reflected a $10,000. decrease when compared to the same period of 1998. Income tax expense equalled 35.78% and 36.71% of income before taxes at June 30, 1999 and 1998, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

     Total assets grew by $6,363,000. between year end and June 30, 1999 to a balance of $145,641,000. The major component of this growth was an increase in Investment Securities of $3,782,000., and loan increases of 8,928,000. The primary source of funds for this growth was an increase in deposits of $6,434,000., a decrease in Federal Funds Sold of $6,710,000., and net income of $1,036,000.

Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At June 30, 1999, Federal Funds Sold amounted to $810,000. and securities maturing within one year amounted to $1,982,000. These are compared to the balances at June 30, 1998 of $12,280,000. in Federal Funds Sold and maturing Investment Securities of $3,046,000. due within one year.

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

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $11,423,000. and has a total Stockholders' Equity of $14,271,000. as of June 30, 1999; as compared to $10,786,000. of Retained Earnings and total Stockholders' equity of $13,634,000. at June 30, 1998.

     The equity capital was 9.80% and 10.45% of total assets at June 30, 1999 and 1998 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

                                   LOGAN COUNTY BANCSHARES, INC.
                                   ---------------------------------------------

                                              (Registrant)




Date ____________________________  _____________________________________________
                                   Harvey Oakley, President
                                   (Signature)




Date ____________________________  _____________________________________
                                   Eddie D. Canterbury, Exec. Vice Pres.
                                   (Signature)