Form 10-Q
period 1999-09-30
LOGAN COUNTY BANCSHARES INC
filed 1999-11-15
CIK 760327

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1999
                                       ....................

                         Commission File Number 2-95114
                                        ....................

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer's classes of common stock, as of the latest practicable date. 716991
                                                 ------------

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of September 30, 1999
                      and 1998 and December 31, 1998.

                 Consolidated Statement of Income for the Three Month Period
                      Ended September 30, 1999 and 1998.

                 Consolidated Statement of Income for the Six Month Period Ended
                      September 30, 1999 and 1998.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Nine Month Period Ended September 30, 1999 and 1998.

                 Consolidated Statement of Cash Flows for the Nine Month Period
                      Ended September 30, 1999 and 1998.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                September 30, 1999 and 1998 and December 31, 1998
                                 (In Thousands)

                                      ASSETS
                                      ------
                                                                       September  30,          December 31,
                                                                    1999            1998            1998
                                                                 ---------       ---------       ---------
CASH AND DUE FROM BANKS                                          $   4,861       $   5,354       $   5,727

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                                             31,537          22,462          25,299
     HELD TO MATURITY                                                    0           2,496           2,496

FEDERAL FUNDS SOLD                                                       0           9,360           7,520

LOANS:
      TOTAL LOANS                                                  108,810          92,800          95,103

      RESERVE FOR LOAN LOSSES                                          718             732             701
                                                                 ---------       ---------       ---------
      NET LOANS                                                    108,092          92,068          94,402

BANK PREMISES AND EQUIPMENT                                          3,025           2,091           2,085

ACCRUED INTEREST AND OTHER ASSETS                                    2,356           1,878           1,749
                                                                 ---------       ---------       ---------
                                                                 $ 149,871       $ 135,709       $ 139,278
                                                                 =========       =========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

DEPOSITS:
     DEMAND DEPOSITS:
         NON-INTEREST                                            $  18,692       $  14,304       $  18,292
         INTEREST BEARING                                           22,297          22,410          20,644
     SAVINGS DEPOSITS                                               32,439          29,538          29,817
     TIME DEPOSITS                                                  59,717          54,554          55,667
                                                                 ---------       ---------       ---------
           TOTAL DEPOSITS                                          133,145         120,806         124,420

FEDERAL FUNDS PURCHASED                                              1,590               0               0

ACCRUED AND OTHER LIABILITIES                                          611             723             680

INCOME TAXES PAYABLE:
     CURRENT                                                            91              62              28
     DEFERRED                                                         (207)            121              91
                                                                 ---------       ---------       ---------
          TOTAL LIABILITIES                                        135,230         121,712         125,219

STOCKHOLDERS' EQUITY:
     COMMON STOCK - $ 1.67 PAR VALUE;
          AUTHORIZED & ISSUED 780,000 SHARES
           IN 1999 and1998; OUTSTANDING
          716,991 IN 1999 AND 1998                                   1,300           1,300           1,300
     SURPLUS                                                         2,408           2,408           2,408
     RETAINED EARNINGS                                              11,793          11,149          11,211
     TREASURY STOCK                                                   (860)           (860)           (860)
                                                                 ---------       ---------       ---------
           TOTAL STOCKHOLDERS' EQUITY                               14,641          13,997          14,059
                                                                 ---------       ---------       ---------
                                                                 $ 149,871       $ 135,709       $ 139,278
                                                                 =========       =========       =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
          For the Three Month Periods Ended September 30, 1999 and 1998
                                 (IN THOUSANDS)

                                                                  1999        1998
                                                                 ------      ------
INTEREST INCOME:
                 INTEREST ON LOANS                               $2,205      $1,997
                 INTEREST ON INVESTMENTS                            503         373
                 INTEREST ON FEDERAL FUNDS SOLD                      38         182
                                                                 ------      ------
                                                                  2,746       2,552

INTEREST EXPENSE:
                 INTEREST ON DEPOSITS                             1,093       1,097
                                                                 ------      ------
                                 NET INTEREST INCOME              1,653       1,455

PROVISION FOR LOAN LOSSES                                             0          23
                                                                 ------      ------
                                 NET INTEREST INCOME AFTER
                                  PROVISION FOR LOAN LOSSES       1,653       1,432

OTHER INCOME:
                 SERVICE FEES                                       167         239
                 OTHER OPERATING INCOME                              13           6
                                                                 ------      ------
                                 TOTAL OTHER INCOME                 180         245

OTHER EXPENSES:
                 SALARIES AND BENEFITS                              487         458
                 EXPENSE OF BANK PREMISES AND
                  EQUIPMENT                                         109         109
                 OTHER OPERATING EXPENSES                           349         335
                                                                 ------      ------
                                 TOTAL OTHER EXPENSES               945         902

INCOME BEFORE INCOME TAXES                                          888         775

INCOME TAXES                                                        319         286
                                                                 ------      ------
                 NET INCOME                                      $  569      $  489
                                                                 ======      ======

PER SHARE OF COMMON STOCK NET INCOME                             $ 0.80      $ 1.03
                                                                 ======      ======


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
          For the Nine Month Periods Ended September 30, 1999 and 1998
                                 (In Thousands)

                                                          1999        1998
                                                         ------      ------
INTEREST INCOME:
                 INTEREST ON LOANS                       $6,336      $5,791
                 INTEREST ON INVESTMENTS                   1415         982
                 INTEREST ON FEDERAL FUNDS SOLD             229         567
                                                         ------      ------
                                                          7,980       7,340

INTEREST EXPENSE:
                 INTEREST ON DEPOSITS                     3,228       3,142
                                                         ------      ------
                         NET INTEREST INCOME              4,752       4,198

PROVISION FOR LOAN LOSSES                                    23          68
                                                         ------      ------
                         NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES       4,729       4,130

OTHER INCOME:
                 SERVICE FEES                               464         766
                 OTHER OPERATING INCOME                      59          59
                                                         ------      ------
                         TOTAL OTHER INCOME                 523         825

OTHER EXPENSES:
                 SALARIES AND BENEFITS                    1,466       1,345
                 EXPENSE OF BANK PREMISES AND
                  EQUIPMENT                                 312         304
                 OTHER OPERATING EXPENSES                   973         932
                                                         ------      ------
                         TOTAL OTHER EXPENSES             2,751       2,581

INCOME BEFORE INCOME TAXES                                2,501       2,374

INCOME TAXES                                                896         873
                                                         ------      ------
                 NET INCOME                              $1,605      $1,501
                                                         ======      ======

PER SHARE OF COMMON STOCK NET INCOME                     $ 2.24      $ 2.09
                                                         ======      ======



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity
          For the Nine Month Periods Ended September 30, 1998 and 1997
                                 (In Thousands)


                                                                                     Net Unrealized
                                                                                     (losses) on
                                             Common                     Retained      Available-for-      Treasury
                                              Stock      Surplus        Earnings      Sale Securities        Stock      Total
                                              -----      -------        --------      ---------------        -----      -----
BALANCE - DECEMBER 31
            1998                             $1,300       $2,408         $11,171                  $40        ($860)      $14,059

DIVIDENDS DECLARED ON
           COMMON STOCK                                                     (629)                                           (629)

CHANGE IN NET UNREALIZED
           HOLDING GAINS (LOSSES)
           ON AVAILABLE FOR-SALE
           SECURITIES                                                                            (394)                      (394)

NET INCOME FOR THE NINE MONTHS
           ENDED SEPTEMBER 30, 1999               0            0           1,605                    0            0         1,605
                                             ------       ------         -------                -----        -----       -------
                                             $1,300       $2,408         $12,147                ($354)       ($860)      $14,641
                                             ======       ======         =======                =====        =====       =======


BALANCE - DECEMBER 31
            1997                             $1,300       $2,408         $10,126                   $9        ($860)      $12,983


DIVIDENDS ON 467,612 SHARES
           COMMON STOCK @ $0.97                                             (574)                                           (574)

CHANGE IN NET UNREALIZED
           HOLDING GAINS (LOSSES)
           ON AVAILABLE FOR-SALE
           SECURITIES                                                                              87                         87

NET INCOME FOR THE NINE MONTHS
           ENDED SEPTEMBER 30, 1997                                        1,501                                           1,501
                                             ------       ------         -------                -----        -----       -------
                                             $1,300       $2,408         $11,053                  $96        ($860)      $13,997
                                             ======       ======         =======                =====        =====       =======



  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    1998           1998
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                     $  1,605       $  1,501
   ADJUSTMENT TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                    120            117
       SECURITY AMORTIZATION AND
                  ACCREATION                             0             (5)
       MARKET VALUE AMORTIZATION                        (3)            (3)
       PROVISION FOR LOAN LOSSES                        23             68
       (GAIN) LOSS ON SALE OF INVESTMENT
         SECURITIES                                      0              0
       (INCREASE) DECREASE IN OTHER ASSETS            (608)          (508)
       INCREASE (DECREASE) IN OTHER
                  LIABILITIES                          (79)            66
                                                  --------       --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES         1,058          1,236

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES
     AVAILABLE FOR SALE                              9,700          8,200
   PROCEEDS FROM MATURITIES
     OF SECURITIES                                   5,000          3,000
   PURCHASE OF SECURITIES AVAILABLE
     FOR SALE                                      (19,074)       (16,048)
   PURCHASE OF SECURITIES HELD TO MATURITY               0              0
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                              7,520           (450)
   NET (INCREASE) DECREASE IN LOANS                (13,696)        (7,893)
   PROCEEDS FROM SALE OF ASSETS                          0              0
   PURCHASE OF BANK PREMISES AND EQUIPMENT          (1,060)           (83)
                                                  --------       --------
   NET CASH PROVIDED BY INVESTING ACTIVITIES       (11,610)       (13,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                 2,053          5,505
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                2,622            251
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                   4,050          6,943
   NET INCREASE (DECREASE) IN
     FEDERAL FUNDS PURCHASED                         1,590
   DIVIDENDS PAID                                     (629)          (574)
                                                  --------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES         9,686         12,125

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (866)            87

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                               5,727          5,267
                                                  --------       --------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                  $  4,861       $  5,354
                                                  ========       ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               September 30, 1999

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




  1.  Financial Statements:
           The foregoing statements are unaudited; however, in the opinion of the Management, all adjustments (comprising of only normal recurring accruals) necessary for a fair presentation of the financial statements have been included.

  2.  Basis of Consolidation:
             The Consolated Statement of Condition and Consolidated Statement of Income of Logan County Bancshares, Inc. include the
      activity  of  Logan  Bank  and   Trust  Company,  a  wholly  owned
      subsidiary.

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

EARNINGS SUMMARY

      The Company reported net income of $1,605,000. for the nine months ended September 30, 1999 compared to $1,501,000. for the nine months ended September 30, 1998, representing a 6.29% increase. This increase was primarily the result of the increase in net interest income of $554,000., decrease in other income of $303,000. and increase in all operating expenses of $170,000.


      Earnings per common share were $2.24 for the nine months ended September 30, 1999 compared with $2.09 for the same period of 1998.

      Logan County Bancshares' annualized return on assets (ROA) for the nine month period ended September 30, 1999 was 1.42% compared to 1.47% nine month period ended September 30, 1998. Annualized return on shareholders' equity (ROE) was 14.62% and 14.30% at September 30, 1999 and 1998, respectively.

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

      Interest income amounted to $7,980,000. at September 30, 1999, an increase of $640,000. from September 30, 1998. Interest expense also increased $86,000., resulting in an overall increase of $554,000. or 13.20% in net interest income between September 30, 1999 and September 30, 1998.

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

      For the nine month period ended September 30, 1999 and 1998, the provision for loan losses was $23,000., and $68,000. respectively.

      The reserve for loan losses was $718,000. at September 30, 1999 compared to $732,000. at June 30, 1998. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .66% at September 30, 1999 and
 .79% at September 30, 1998.




A summary of the Company's past due loans and nonperforming assets is provided in the following table.

           SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                        (in thousands of dollars)

                                                              September 30,
                                                         -----------------------
                                                          1999             1998
                                                         ------           ------
Loans past due 90 or more days
   still accruing interest                               $4,077           $3,465
                                                         ------           ------
Nonperforming assets:
   Nonaccruing loans                                        474              489
   Other real estate owned                                  315              244
                                                         ------           ------
                                                         $  789           $  733
                                                         ======           ======

NONINTEREST INCOME

      Noninterest income includes revenues from all sources other than interest income. For the nine month period ended September 30, 1999, noninterest income totaled $523,000., representing a decrease of $302,000. from the $825,000. recorded during the same period of 1998. This decrease was primarily due to decreases in service fees income of $302,000.

NONINTEREST EXPENSE

      Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1999, the Company's noninterest expense totaled $2,751,000., increasing $170,000. over the $2,581,000. of noninterest expense for the nine months ended September 30, 1998. Expressed as a percentage of assets, annualized noninterest expense was 2.45% at September 30, 1999, compared to 2.54% at September 30, 1998.

      Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 54% of total noninterest expense at September 30, 1999 and 1998. Salaries and employee benefits increased $121,000., or 8.99% at September 30, 1999 compared to September 30, 1998. This increase is primarily due to increased personnel.

INCOME TAXES

      Logan County Bancshares' federal income tax expense, for the six month period ended September 30, 1999, reflected a $23,000. increase when compared to the same period of 1998. Income tax expense equalled 35.82% and 36.77% of income before taxes at September 30,1999 and 1998, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.



Balance Sheet Data:

      Total assets grew by $10,593,000. between year end and September 30, to a balance of $149,871,000. The major component of this growth was an increase in Investment Securities of $3,742,000., and loan increases of 13,707,000. The primary source of funds for this growth was an increase in deposits of $8,725,000., a decrease in Federal Funds Sold of $7,520,000., and net income of $1,605,000.

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

Capital Resources:

      Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $11,793,000. and has a total Stockholders' Equity of $14,641,000. as of September 30, 1999; as compared to $11,149,000. of Retained Earnings and total Stockholders' equity of $13,997,000. at September 30, 1998.

      The equity capital was 9.77% and 10.31% of total assets at June 30, 1999 and 1998 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

-------------------


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

                                        LOGAN COUNTY BANCSHARES, INC.
                                   -------------------------------------

                                             (Registrant)




Date _________________________  _____________________________________
                                Harvey Oakley, President
                                (Signature)




Date _________________________  _____________________________________
                                 Eddie D. Canterbury, Exec. Vice Pres.
                                 (Signature)