Form 10-K
period 1999-12-31
LOGAN COUNTY BANCSHARES INC
filed 2000-03-27
CIK 760327

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Persuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

    For the calendar year ended December 31, 1999 Commission File No.2-95114

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

                   Class Outstanding at March 23, 1999

     Common Stock ($1.67 Par Value)              716,991 Shares

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

 Aggregate market value of voting stock      Based on last trade price

            $30,113,622                             $42.00

                       Documents Incorporated by Reference

                                     (NONE)

                          LOGAN COUNTY BANCSHARES, INC.

                                   FORM 10 - K

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----
ITEM 1 - Business ............................................        3-6

ITEM 2 - Properties ..........................................         7

ITEM 3 - Legal Proceedings ...................................         7

ITEM 4 - Submission of Matters to a Vote of Security Holders .         7

ITEM 5 - Market for the Registrant's Common Stock
         and Related Security Holder Matters .................         8

ITEM 6 - Selected Financial Data .............................         9

ITEM 7 - Management's Discussion and Analysis ................      10 - 30

ITEM 8 - Financial Statements and Supplemental Data ..........      31 - 53

ITEM 9 - Disagreements on Accounting and Financial Disclosures        54

ITEM 10 - Directors and Executive Officers of the Registrant .        54

ITEM 11 - Executive Compensation .............................        55

ITEM 12 - Security Ownership of Certain Beneficial
          Owners and Management ..............................        55

ITEM 13 - Certain Relationships and Related Transactions .....        55

ITEM 14 - Exhibits, Financial Statement Schedules and
          Reports on Form 8K .................................        55

PROXY MATERIALS ..............................................     56 - 61

SIGNATURES ...................................................        62

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

                           MARKET FOR THE COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

     The shares of Logan County Bancshares, Inc. are infrequently traded in the over-the-counter market and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange. Management is not aware of any security dealer which makes a market in the stock; therefore, no active trading market should be deemed to exist.

     The sales price for Logan County Bancshares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Logan keeps no records of sale prices paid for Logan stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 1999 and 1998 to be as follows:

                          First      Second     Third      Fourth
Sale Price:               Quarter    Quarter    Quarter    Quarter
-----------               -------    -------    -------    -------
1999 Common Stock         $27-$28    $28-$40    $42-$42    $42-$42
1998 Common Stock         $23-$27    $27-$27    $27-$27    $27-$27

Per Share Dividends
Declared:
---------
1999 Common Stock         $0.29      $0.29      $0.30      $0.46
1998 Common Stock         $0.26      $0.26      $0.27      $0.38

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

     Logan Bank & Trust Company is an insured bank, organized under the Banking Law of the State of West Virginia and is a member of the Federal Reserve System. Accordingly, their operations are subject to Federal and State laws applicable to commercial banks with trust powers and to regulation by the Commissioner of Banking and the West Virginia State Banking Commissioner, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Among other restrictions, the West Virginia Banking laws state that banks organized thereunder may pay dividends only out of undivided profits. Under the Federal Reserve Act, the approval of the Federal Reserve Board is required for dividends declared by a state member bank which in any year exceeds the net profits of such bank for that year, as defined, combined with retained net profits for the two preceeding years.

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

                               FOREIGN OPERATIONS

     The corporation and subsidiary have no foreign operations.

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

                           ITEM 3 - LEGAL PROCEEDINGS



     There are no legal actions or proceedings pending to which the Corporation, or its subsidiary are a party.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS




     The shares of Logan County BancShares, Inc. are infrequently traded in the over-the-counter market and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange. Management is not aware of any security dealer which makes a market in the stock; therefore, no active trading market should be deemed to exist.

     The sales price for Logan County BancShares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Logan keeps no records of sales prices paid for Logan stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 1999 and 1998 to be as follows:

                                                First         Second        Third        Fourth
 Sales Price:                                  Quarter       Quarter       Quarter       Quarter
 ------------                                  -------       -------       -------       -------
 1999 Common Stock                             $27-$28       $28-$40       $42-$42       $42-$42
 1998 Common Stock                             $23-$27       $27-$27       $27-$27       $27-$27


 Per Share Dividends Declared:
 -----------------------------
 1999 Common Stock                               $0.29         $0.29         $0.30         $0.46
 1998 Common Stock                               $0.26         $0.26         $0.27         $0.38

                               OPERATING HISTORY

                        ITEM 6 - SELECTED FINANCIAL DATA

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

                            (In Thousands of Dollars)

YEAR ENDED DECEMBER 31:                                  1999          1998          1997          1996          1995
-----------------------                                  ----          ----          ----          ----          ----
Total Interest Revenue                                 $10,753        $9,964        $8,693        $7,359        $6,664
Total Interest Expense                                   4,378         4,260         3,605         2,988         2,687
                                                       -------       -------       -------       -------       -------

Net Interest Revenue                                     6,375         5,704         5,088         4,371         3,977
Provision for Possible
  Loan Losses                                               22            90           107            40            59
                                                       -------       -------       -------       -------       -------

Net Interest Revenue After
  Provision for Possible
  Loan Losses                                            6,353         5,614         4,981         4,331         3,918
Other Operating Revenue                                    699           989         1,264         1,000           731
Other Operating Expense                                 (3,897)       (3,629)       (3,294)       (3,026)       (2,794)
                                                       -------       -------       -------       -------       -------

Income Before Income Taxes                               3,155         2,974         2,951         2,305         1,855
Income Taxes                                             1,131         1,083         1,057           767           643
                                                       -------       -------       -------       -------       -------
Net Income                                              $2,024        $1,891        $1,894        $1,538        $1,212
                                                       =======       =======       =======       =======       =======

Per Common Share:
  Net Income                                             $2.83         $2.64         $2.65         $2.19         $1.73
                                                       =======       =======       =======       =======       =======

Cash Dividends Declared                                  $1.34         $1.18         $1.07         $0.77         $0.63
                                                       =======       =======       =======       =======       =======
At December 31:
  Total Loans                                         $109,571       $95,139       $84,898       $70,872       $63,685
  Total Assets                                         152,746       139,278       121,850       107,380        94,719
  Total Deposits                                       127,619       124,420       108,107        95,233        83,717
  Short-Term Debt                                        9,840             0             0             0             0
  Total Shareholders' Equity                            14,444        14,060        12,983        11,415        10,391
  Selected Ratios:
    Rate of Return on Average:
      Total Assets                                        1.39%         1.43%         1.62%         1.52%         1.32%
      Shareholders' Equity                               13.84%        13.99%        15.18%        14.00%        11.98%
    Tier 1 Capital to Total
     Assets at Year End                                   9.92%        10.09%        11.09%        10.89%        10.90%
    Average Total Share-
      holders' Equity to
      Average total Assets                               10.05%        10.22%        10.66%        10.88%        10.99%
    Common Dividend Payout
      Ratio                                              47.35%        44.70%        39.60%        34.95%        36.66%
    Nonaccrual and Re-
      structured Business
      Loans as a Percentage
      of Total Loans                                      0.51%         0.53%         0.64%         0.96%         2.64%

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

     To assist in understanding and evaluating major changes in Logan County BancShares, Inc.'s financial position and results of operations, this discussion emphasizes a comparison of the years 1999 to 1998, 1998 to 1997, and 1997 to 1996, and also presents five year information in instances where appropriate. This discussion should be read concurrently with the audited financial statements including notes to those statements.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds. At December 31, 1999, and 1998, the funds available within one year from investments and loans were $31,095,000. and $27,105,000.

     Logan County BancShares, Inc.'s deposit mix has increased by $3,198,000. in 1999, $16,313,000. in 1998, and $12,874,000. in 1997. These increases in the deposit mix points out a marketing strategy that has attracted new customers to the Bank. Time deposits represented the major growth in the deposit mix. They increased by $2,597,000., $8,056,000. and $10,968,000. respectively in 1999,
1998 and 1997. In 1998 all catagories grew while the shift in 1997 was from Savings accounts into Time deposits due to the Banks' promotional activities; offering competitive interest rates for short-term and long-term CD's. Demand deposits contributed to the growth in the deposit mix by increasing $4,744,891 in 1998, $2,999,000. in 1997. Savings deposits showed slight increase in 1999 of $1,207,000. after remaining stable over the past five years. These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate. At December 31, 1999 and 1998, 30.03% and 31.29% of the total deposits were in demand deposits, while 24.31% and 23.96% were in savings and 45.65% and 44.74% were in time deposits, respectively. The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     During 1999, 1998 and 1997, banks have been faced with a highly competitive atmosphere in the sense of maintaining a continuity of growth. Logan County BancShares, Inc. has maintained a community bank approach which enhances its performance over those years. The merger of Bank of Chapmanville into Logan Bank & Trust Company enabled the Company to operate more effeciently and thereby capture a sizeable portion of the market for deposits in the fastest growing area of Logan County, West Virginia. Also, with the addition of the Man Branch of Logan Bank & Trust and Harts Bank of Logan Bank & Trust in 1996, and the Fountain Place location in 1999, the company has expanded its current market. See Table I. for a five-year summary of financial data.

     Capital planning is essentially the management process that allocates capital resources in a manner that generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable. Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather than the high-risk, high-exposure techniques. As noted in Table I. the ratio of net income to average assets was 1.39%, 1.43%, and 1.62%, for the years ended December 31, 1999, 1998 and 1997, respectively. Through the periods presented, management has allocated new funds into the higher-yielding loans and holding the investment securities nearly constant. Although the improvement in the local economy had been at a slow pace through 1997, 1998 and 1999 overall loan demand and deposit growth show a marked increase due to marketing the community bank service approach.

     Table I. represents a summary of financial data for the previous five years.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

               TABLE I. - SUMMARY OF FINANCIAL DATA FOR FIVE YEARS
                            (In thousands of dollars)

                                                    1999          1998          1997          1996          1995
                                                    ----          ----          ----          ----          ----
Year End Balances:
  Total Assets                                   $152,746      $139,278      $121,850      $107,380       $94,719
  Total Earning Assets                            139,600       130,454       113,088        99,542        91,968
  Total Deposits                                  127,619       124,420       108,107        95,233        83,717
  Stockholders' Equity                             14,444        14,059        12,983        11,415        10,391

Income for the Year:
  Total Interest Income                            10,753         9,964         8,693         7,359         6,664
  Total Interest Expense                            4,378         4,260         3,605         2,988         2,686
  Net Interest Income                               6,375         5,704         5,088         4,371         3,978
  Provision for Loan
    Losses                                             22            90           107            40            59
  Non-Interest Income                                 699           989         1,264         1,000           731
  Non-interest expense                              5,028         4,712         4,351         3,793         3,438
  Net Income                                        2,024         1,891         1,893         1,538         1,212

Per Share Data
  Net Income                                         2.83          2.64          2.65          2.19          1.73
  Stockholders' Equity                              20.14         19.61         18.44         16.27         14.81
  Cash Dividends                                     1.34          1.18          1.07          0.77          0.63

Key Ratios
  Net Income To:
    Average Assets                                  1.39%         1.43%         1.62%         1.52%         1.32%
    Average Stockholders'
      Equity                                       13.84%        13.99%        15.18%        14.00%        11.98%
    Average Stockholders'
      Equity to Average
      Assets                                       10.05%        10.22%        10.66%        10.88%        10.99%



                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

    TABLE II. - RATE ANALYSIS OF INTEREST EARNING ASSETS AND INTEREST BEARING
                                   LIABILITIES
                            (In Thousands of Dollars)

                                                            1999                                          1998
                                            ----------------------------------------    -----------------------------------------
                                            Average          Income         Average     Average           Income         Average
                                            Balance         (Expense)        Yield      Balance          (Expense)        Yield
                                            -------         ---------        -----      -------          ---------        -----

EARNING ASSETS:
  Loans
  (Net of Reserves & Discounts)
          Commercial                      $ 40,468        $  3,476           8.59%     $ 36,041        $  3,209           8.90%
          Real Estate                       49,235           4,037           8.20%       43,454           3,704           8.52%
          Consumer                          12,212           1,100           9.01%       10,394             937           9.01%
                                         ---------       ---------        --------    ---------       ---------       --------
            Total Net Loans                101,915           8,613           8.45%       89,889           7,850           8.73%
                                         ---------       ---------        --------    ---------       ---------       --------

  Investment Securities:
          Taxable                            1,080              68           6.30%        3,245             187           5.76%
          Non-Taxable                            0               0           0.00%            0               0           0.00%
          Available for Sale                29,045            1840           6.33%       18,763            1210           6.45%
                                         ---------       ---------        --------    ---------       ---------       --------

            Total Investment
              Securities                    30,125           1,908           6.33%       22,008           1,397           6.35%
                                         ---------       ---------        --------    ---------       ---------       --------

  Federal Funds Sold and
          Securities Purchased
          Under Option to Resell             4,792             232           4.84%       13,203             717           5.43%
                                         ---------       ---------        --------    ---------       ---------       --------

            Total Earning Assets          $136,832        $ 10,753           7.86%     $125,100        $  9,964           7.96%
                                         =========       =========        ========    =========       =========       ========

  Interest Bearing Liabilities
          Savings & Interest
            Bearing Demand                $ 53,114        $  1,360           2.56%     $ 50,133        $  1,345           2.68%
          Time Deposits                     58,167           2,964           5.10%       52,055           2,915           5.61%
          Federal Funds Purchased              833              54           6.48%
                                         ---------       ---------        --------    ---------       ---------       --------

            Total Interest Bearing
              Liabilities                 $112,114        $  4,378           3.93%     $102,188        $  4,260           4.17%
                                         =========       =========        ========    =========       =========       ========


                                                                 1997
                                        ----------------------------------------
                                        Average          Income          Average
                                        Balance          (Expense)        Yield
                                        -------          ---------        -----

EARNING ASSETS:
  Loans
  (Net of Reserves & Discounts)
          Commercial                    $ 33,292        $  2,959           8.89%
          Real Estate                     37,305           3,153           8.45%
          Consumer                         7,225             678           9.38%
                                       ---------       ---------       ---------
            Total Net Loans               77,822           6,790           8.67%
                                       ---------       ---------       ---------

  Investment Securities:
          Taxable                          2,949             146           4.95%
          Non-Taxable                         59               4           6.78%
          Available for Sale              19,463            1245           6.39%
                                       ---------       ---------       ---------

            Total Investment
              Securities                  22,471           1,395           6.21%
                                       ---------       ---------       ---------

  Federal Funds Sold and
          Securities Purchased
          Under Option to Resell           9,290             509           5.48%
                                       ---------       ---------       ---------

            Total Earning Assets        $109,583        $  8,694           7.93%
                                       =========       =========       ==========

  Interest Bearing Liabilities
          Savings & Interest
            Bearing Demand              $ 48,523        $  1,334           2.75%
          Time Deposits                   40,815           2,271           5.56%
          Federal Funds Purchased
                                       ---------       ---------       ---------

            Total Interest Bearing
              Liabilities               $ 89,338        $  3,605           4.03%
                                       =========       =========       ==========


                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

 TABLE III. - VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE
                            (In Thousands of Dollars)

                                                                                                1999 Vs. 1998
                                                                                -------------------------------------------
                                           Interest Income Expense                      Increase (Decrease) Due To
                                                                                                  Change In
                                             1999         1998         1997        Volume            Rate           Total
INTEREST INCOME ON                        ----------   ----------   ----------  ------------     -----------     -----------
EARNING ASSETS:
  LOANS:
          Commercial                       $ 3,476      $ 3,209      $ 2,959      $   394         ($  127)        $   267
          Real Estate                        4,037        3,704        3,153          492            (159)            333
          Consumer                           1,100          937          678          163               0             163
                                          ----------   ----------   ----------  ------------     -----------     -----------

            Total Loans                      8,613        7,850        6,790        1,049            (286)            763
                                          ----------   ----------   ----------  ------------     -----------     -----------

  SECURITIES:
          Taxable                               68          187          146         (125)              6            (119)
          Tax Exempt                             0            0            4            0               0               0
          Available for Sale                 1,840        1,210        1,245          663             (33)            630
                                          ----------   ----------   ----------  ------------     -----------     -----------

            Total Securities                 1,908        1,397        1,395          538             (27)            511
                                          ----------   ----------   ----------  ------------     -----------     -----------

  FEDERAL FUNDS SOLD AND
    SECURITIES PURCHASED:
          Under Agreement to
            Resell                             232          717          509         (457)            (28)           (485)
                                          ----------   ----------   ----------  ------------     -----------     -----------

TOTAL INTEREST INCOME ON
    EARNING ASSETS                          10,753        9,964        8,694        1,130            (341)            789
                                          ----------   ----------   ----------  ------------     -----------     -----------

INTEREST EXPENSE ON
  INTEREST BEARING LIABILITIES:
          Savings and Interest Bearing
            Demand Deposits                  1,360        1,345        1,334           79             (64)             15
          Time Deposits                      2,964        2,915        2,271          343            (294)             49
          Federal Funds Purchased               54                                     54               0              54
                                          ----------   ----------   ----------  ------------     -----------     -----------

TOTAL INTEREST EXPENSE ON
          INTEREST BEARING LIABILITIES       4,378        4,260        3,605          476            (358)            118
                                          ----------   ----------   ----------  ------------     -----------     -----------

  NET INTEREST INCOME                      $ 6,375      $ 5,704      $ 5,089      $   654         $    17         $   671
                                          ==========   ==========   ==========  ============     ===========     ===========


                                                             1998 Vs. 1997
                                             -------------------------------------------
                                                     Increase (Decrease) Due To
                                                               Change In
                                               Volume            Rate           Total
INTEREST INCOME ON                           ----------      -----------     -----------
EARNING ASSETS:
  LOANS:
          Commercial                          $   245         $     5         $   250
          Real Estate                             520              31             551
          Consumer                                297             (38)            259
                                             ----------      -----------     -----------

            Total Loans                         1,062              (2)          1,060
                                             ----------      -----------     -----------

  SECURITIES:
          Taxable                                  15              26              41
          Tax Exempt                               (4)              0              (4)
          Available for Sale                      (45)             10             (35)
                                             ----------      -----------     -----------

            Total Securities                      (34)             36               2
                                             ----------      -----------     -----------

  FEDERAL FUNDS SOLD AND
    SECURITIES PURCHASED:
          Under Agreement to
            Resell                                214              (6)            208
                                             ----------      -----------     -----------

TOTAL INTEREST INCOME ON
    EARNING ASSETS                              1,242              28           1,270
                                             ----------      -----------     -----------

INTEREST EXPENSE ON
  INTEREST BEARING LIABILITIES:
          Savings and Interest Bearing
            Demand Deposits                        41             (30)             11
          Time Deposits                           625              19             644
          Federal Funds Purchased
                                             ----------      -----------     -----------

TOTAL INTEREST EXPENSE ON
          INTEREST BEARING LIABILITIES            666             (11)            655
                                             ----------      -----------     -----------

  NET INTEREST INCOME                         $   576         $    39         $   615
                                             ==========      ===========     ===========

                  Logan County BancShars, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                 LOAN PORTFOLIO
                                 --------------

     The loan portfolio of Logan County BancShares, Inc. continues to represent the largest component of earning assets. Loan activity has continued to increase due to the Bank's emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 22.21% of the total loans due within one year. Further, the company has 10.37% of the loan portfolio in floating rates loans.

          TABLE IV - REMAINING MATURITIES OF LOANS AT DECEMBER 31, 1999
                            (In Thousands of Dollars)

                                        COMMERCIAL,
                                        FINANCIAL AND           REAL ESTATE
                                        AGRICULTURAL            MORTGAGES             INSTALLMENTS               TOTAL
                                        -------------           ------------          ------------           -----------
 MATURITIES
 ----------
Due Within One Year                            $9,424                 $7,833                $7,086                24,343
Due One to Five Years                          12,329                 20,559                 5,145                38,033
Due After Five Years                           23,316                 22,771                 1,108                47,195
                                         ------------           ------------          ------------           -----------
          Total Loans                         $45,069                $51,163               $13,339              $109,571
                                         ============           ============          ============           ===========

Due After One Year at Fixed Rate              $30,857                $37,698                $5,313                73,868
Due After One Year at Floating
          Rate                                  4,788                  5,632                   940                11,360
                                         ------------           ------------          ------------           -----------
          Total Loans Due After
            One Year                          $35,645                $43,330                $6,253               $85,228
                                         ============           ============          ============           ===========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                          LOAN LOSSES AND CREDIT RISKS

     The allowance for loan losses is established by charging expenses at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance. The amount of the provision is based on past loan loss experience, management's evaluation of the loan portfolio under current economic conditions, and such other factors as in management's best judgement deserve current recognition in estimating loan losses. Tables V. and VI. represent a summary of loan loss experience for the years 1999, 1998, 1997, 1996 and 1995.

                TABLE V. - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                  Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                         1999             1998            1997             1996            1995
Amount of Loans Outstanding              ----             ----            ----             ----            ----
  at End of Period                    $108,871         $ 94,402         $ 84,225         $ 70,872         $ 63,685
                                   =============== ================ ================ ================ ==============
Monthly Average
  Amount of Loans                     $101,197         $ 89,182         $ 78,430         $ 65,894         $ 61,147
                                   =============== ================ ================ ================ ==============
Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period                 $    701         $    673         $    681         $    662         $    606
                                   =============== ================ ================ ================ ==============
Loans Charged Off:
  Commercial                          $      0         $     14         $    103         $      3         $      0
  Real Estate                                0                0                0               17                0
  Consumer                                  29               51               13                5                8
                                   --------------- ---------------- ---------------- ---------------- --------------
Total Loans Charged Off                     29               65              116               25                8
                                   --------------- ---------------- ---------------- ---------------- --------------
Recoveries of Loans Previously
  Charged Off:
  Commercial                                 1                1                0                0                0
  Real Estate                                0                0                0                1                0
  Consumer                                   4                2                1                3                5
                                   --------------- ---------------- ---------------- ---------------- --------------
Total Recoveries                             5                3                1                4                5
                                   --------------- ---------------- ---------------- ---------------- --------------
Net Loans Charged Off:                      24               62              116               21                3
                                   --------------- ---------------- ---------------- ---------------- --------------
Additions ions to Allowance:
  Charged to Expense                        23               90              107               40               59
                                   --------------- ---------------- ---------------- ---------------- --------------
Balance at End of Period              $    700         $    701         $    673         $    681         $    662
                                   =============== ================ ================ ================ ==============
Ratio of Net Charge-Offs
  During Period to
  Average Loans                          0.024%           0.069%           0.148%           0.003%           0.005%
                                   =============== ================ ================ ================ ==============

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


               TABLE VI. - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

             December 31, 1999       December 31, 1998       December 31, 1997       December 31, 1996       December 31, 1995
           ---------------------  ----------------------  ---------------------    --------------------    ---------------------
                       % Of                   % Of                    % Of                   % Of                      % Of
                     Outstanding            Outstanding             Outstanding            Outstanding               Outstanding
                        Loan                   Loan                    Loan                   Loan                      Loan
            Allowance  Balance    Allowance   Balance     Allowance   Balance     Allowance  Balance       Allowance   Balance
            --------- ---------   ---------- ---------   ---------- ----------    --------- ---------     ---------- -----------
Commercial     $464     1.03%        $463      1.22%         $422     1.03%         $435     1.41%           $423      1.51%

Real Estate     163     0.32%         163      0.35%          144     0.40%          141     0.41%            137      0.44%

Consumer         73     0.55%          75      0.67%          107     1.27%          105     1.58%            102      1.85%
            --------- ---------   ---------- ---------   ---------- ----------    --------- ---------     ---------- -----------
Total          $700     0.64%        $701      0.74%         $673     0.79%         $681     0.95%           $662      1.03%
            ========= =========   ========== =========   ========== ==========    ========= =========     ========== ===========

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

         Loans are determined to be nonaccruing when it has been determined that the ability of the Bank to collect the unpaid balance of such loans is highly unlikely due to the financial position of the borrower and general economic conditions. The determination of such classification is made by bank management on a case-by-case basis for problem loans. Generally, a review of each loan ninety days or more past due is made monthly and such loans deemed uncollectible become classified as nonaccrual.

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


         TABLE VII. - CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS
                            (In Thousands of Dollars)

                                                                      Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                           1999              1998              1997              1996             1995
                                         ---------          --------         --------          --------         --------
Commercial Loans                          $45,069           $37,938          $85,643           $30,974          $27,977
Real Estate Loans                          51,163            46,088           40,858            34,100           30,848
Consumer Loans                             13,339            11,114            8,493             6,649            5,522
                                         ---------          --------         --------          --------         --------
Subtotal                                  109,571            95,140           84,994            71,723           64,347
Less: Unearned Income                           0                36               96               170                0
                                         ---------          --------         --------          --------         --------
Subtotal                                  109,571            95,104           84,898            71,553           64,347
Less: Reserve for Loan
      Losses                                  700               701              673               681              662
                                         ---------          --------         --------          --------         --------
Net Loans                                $108,871           $94,403          $84,225           $70,872          $63,685
                                         =========          ========         ========          ========         ========
Non-Performing Assets
      Non-Accruing Loans                     $555              $509             $546              $687           $1,700
      Loans Past Due 90 Days                3,272             3,310            1,031               739            1,614
      Other Real Estate Owned                 358                94              172               260              181
                                         ---------          --------         --------          --------         --------
Total Non-Performing Assets                $4,185            $3,913           $1,749            $1,686           $3,495
                                         =========          ========         ========          ========         ========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                   SECURITIES

     The securities portfolio of Logan County BancShares, Inc. is the second largest area of resource allocation. Investments provide liquidity and serve as a hedge offsetting the increased sensitivity of deposits caused by deregulation. The Company has been shifting the concentration of the portfolio from held to maturity securities into more flexible, higher-yielding available for sale investments.

     Securities include those classified as held to maturity and available for sale. The change in securities in 1997 was under 10% of the portfolio and represented minor shifting between categories. In 1998, all categories of investment securities increased by $7,841,000. representing a 39.30% increase from 1997. The components of this increase were U.S. agencies increasing by $7,359,000. and U.S. governments increasing by $482,000. During 1999, the investment securities increased $2,235,000. in U.S. agencies that were classified as available for sale.

     All debt securities, that Logan County BancShares does not have the ability or management does not have the positive intent to hold to maturity, are classified as "securities available for sale" and are carried at market value.

     TABLE VIII. - MATURITY DISTRIBUTION OF SECURITIES AT DECEMBER 31, 1999
                            (In Thousands of Dollars)

                                                                   Over
                                                     Over          Five
                                      One        One Year         Years
                                     Year         Through       Through           Over
December 31, 1999                      or            Five           Ten            Ten                         Market
Dollars in thousands                 Less           Years         Years          Years          Total          Value
                                    ------         ------         ------         ------         ------         ------
U.S. Government:
  Available for sale                 3,403              0              0              0          3,403          3,399
  Held to maturity                       0              0              0              0              0              0

U.S. Federal Agency Security
  Available for sale                     0          2,000         25,750              0         27,750         26,630
  Held to maturity                       0              0              0              0              0              0

Total securities:
  Available for sale                 3,403          2,000         25,750              0         31,153         30,029
  Held to maturity                       0              0              0              0              0              0
                                    ------         ------         ------         ------         ------         ------
Total                                3,403          2,000         25,750              0         31,153         30,029

Percent of total                     10.92%          6.42%          2.66%          0.00%        100.00%        100.00%

Weighted average yield**              5.22%          6.10%          6.38%          0.00%          6.24%          6.24%

     ** The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                  OTHER INCOME

     In 1999 and 1998, the company adjusted their focus from increased collection of fees to promoting a growth in deposits. As a result, the service fees declined $289,000. in 1999 and $298,000 in 1998. Other income decreased by $290,000. in 1999 and $274,000. in 1998 or 29.32% and 21.69%
respectively as a result of these changes.

                             TABLE IX - OTHER INCOME
                            (In Thousands of Dollars)

                                                                                    Increase (Decrease)
                                                                       ------------------------------------------------
                                                                         1999 Over 1998               1998 Over 1997
                                                                       --------------------         -------------------
                            1999          1998          1997           Amount       Percent         Amount      Percent
                            ----          ----          ----           ------       -------         ------      -------
Service Fee                 $637          $926         $1,224           ($289)        -31.21%       ($298)        31.14%

Other Fees                    56            63             34              (7)        -11.11%          29         85.29%

Securities:
  Gain (Loss)                  6             0              5               6         100.00%          (5)      -100.00%
                           -------       -------       -------         -------      ---------       -------     ---------

Total Other
  Income                     $699          $989        $1,263           ($290)         29.32%        ($274)      -21.69%
                           =======       =======       =======         =======      =========       =======     =========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                 OTHER EXPENSES

     Other expenses grew by 7.38% in 1999 or $268,000. to a total of $3,897,000. The major components of this increase were salaries and benefits of $161,000., data processing of $62,000. and equipment rental of $18,000. A large part of these increases relate to the opening of the new Fountain Place facility in late 1999 and the overall growth in the bank's customer base.

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

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                            TABLE X. - OTHER EXPENSES
                            (In Thousands of Dollars)

                                                                             ------------------------------------------------
                                                                                1999 Over 1998               1998 Over 1997
                                                                             --------------------         -------------------
                                   1999          1998          1997          AMOUNT       PERCENT         AMOUNT      PERCENT
                                   ----          ----          ----          ------       -------         ------      -------
Salaries and
 Benefits                        $2,019        $1,858        $1,701           $161           8.67%        $157        10.14%
Taxes                                61            78            70            (17)        -21.79%           8        11.43%
Depreciation                        179           165           153             14           8.48%          11         7.19%
Repairs and
 Maintenance                        181           181           176              0           0.00%           5         2.84%
Fees Paid to
 Directors                           74            69            66              5           7.25%           3         4.54%
Equipment Rental                     42            24            25             18          75.00%          (1)       -4.00%
FDIC & Fidelity
 Insurance                           78            78            74              0           0.00%           3         4.05%
Data Processing                     483           421           287             62          14.73%         133        46.34%
Bank Stationery                     133           121           103             12           9.92%          18        17.47%
Bank Operating
 Expenses                           647           634           638             13           2.05%          (4)        0.63%
                                -------       -------       -------         -------      --------        -------     --------
Total                            $3,897        $3,629        $3,293           $268           7.38%        $333        10.11%
                                =======       =======       =======         =======      ========        =======     ========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                             EARNINGS AND DIVIDENDS

     As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders. During 1999 the company grew 9.67% in terms of asset and stockholder's equity and increased by 2.74%, along with increases of 7.17% in net income and 2.65% increase in the dividend payout ratio. These positive indicators reflect the overall growth in size, service area and customer base. In 1998 the companies continued to grow in terms of total assets and equity by 14.30% and 8.29% respectively, net income decreased by 1.98% due to overall market changes. Dividends increased by 10.63% to reflect the companies desire to reward the shareholder while maintaining an excellent capital base. In 1997, records were set in terms of net income, total assets and dividends. The growth in assets and utilization of them have produced a 22.80% increase in net income and a 13.74% increase in equity for the year.

            TABLE XI. - THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS

                                    Per Share                           Percent Change Over Prior Year
                    ---------------------------------------     -----------------------------------------------
                    Dividend          Net                         Net                        Total
                     Payout          Income       Dividends      Income       Dividends      Assets       Equity
                    --------         ------       ---------      ------       ---------      ------       ------
 1997                  39.60%         $2.65         $1.07        22.80%        39.13%        13.47%        13.74%

 1998                  44.70%         $2.64         $1.18        -1.98%        10.63%        14.30%         8.29%

 1999                  47.35%         $2.83         $1.34         7.17%        13.56%         9.67%         2.74%

              Logan County BancShares, Inc. and Subsidiary
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                             EARNING ASSETS

     Table XII. represents analysis of average earning assets and interest bearing liabilities for the years ended December 31, 1999, 1998 and 1997.

     In the period presented average earning assets grew by $13,192,000. in 1999, $15,517,000. in 1998 and $15,224,000. in 1997. This growth represented increases of 9.93% in 1999, 14.16% in 1998 and 16.13% in 1997. The loan portfolio is the major component of earning assets which grew by $12,026,000. or 13.38% in 1999, $12,067,000. or 15.51% in 1998,
and $11,928,000. or 18.10% in 1997. The company also allocated to the investment portfolio a portion of the growth to maintain liquity and fund future loan requirements.

                      INTEREST BEARING LIABILITIES

     Interest bearing liabilities include interest bearing demand deposits, savings accounts, time deposits and borrowed funds. These are the prime sources of funds for Logan County BancShares, Inc. to support earning assets. Total average interest bearing liabilities increased $9,926,000. or 9.71% in 1999, $12,850,000. or 14.38% in 1998, and $11,380,000. or 14.59% in 1997. In all years the Company has maintained a stable net interest margin while experiencing growth in the underlying deposits. The company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

  TABLE XII. - ANALYSIS OF EARNING ASSETS AND AND INTEREST BEARING LIABILITIES

                            (In Thousands of Dollars)

                                     Year Ended December 31, 1999   Year Ended December 31, 1998   Year Ended December 31, 1997
                                     ----------------------------    ----------------------------  ----------------------------
                                     Average              Yield/     Average             Yield/    Average               Yield/
ASSETS:                              Balance    Interest  Rate       Balance   Interest  Rate      Balance    Interest   Rate
  EARNING ASSETS:                    -------    --------  ------     -------   --------  ------    -------    --------   ------
          LOANS:
            Commercial                $40,468   $3,476     8.59%      $36,041  $3,209    8.90%       $33,292  $2,959     8.89%
            Real Estate                49,235    4,037     8.20%       43,453   3,704    8.52%        37,305   3,153     8.45%
            Consumer                   12,212    1,100     9.01%       10,395     937    9.01%         7,225     678     9.38%
                                    ---------   -------   -------   ---------  -------  -------    ---------  -------   -------
              Total Loans             101,915    8,613     8.45%       89,889   7,850    8.73%        77,822   6,790     8.67%
                                    ---------   -------   -------   ---------  -------  -------    ---------  -------   -------

          INVESTMENT SECURITIES:
            Taxable                     1,080       68     6.30%        3,245     187    5.76%         2,949     146     4.95%
            Tax Exempt *                    0        0     0.00%            0       0    0.00%            59       4     6.78%
            Available for Sale         29,045     1840     6.45%       18,763    1210    6.45%        19,463    1245     6.39%
                                    ---------   -------   -------   ---------  -------  -------    ---------  -------   -------
               Total Securities        30,125    1,908     6.33%       22,008   1,397    6.35%        22,471   1,395     6.21%
                                    ---------   -------   -------   ---------  -------  -------    ---------  -------   -------
          FEDERAL FUNDS SOLD            4,792      232     4.84%       13,203     717    5.43%         9,290     509     5.48%
                                    ---------   -------   -------   ---------  -------  -------    ---------  -------   -------
          TOTAL EARNING ASSETS       $136,832  $10,753     7.86%     $125,100  $9,964    7.96%      $109,583  $8,694     7.89%
                                                =======   =======              =======  =======               =======   =======

  NON-EARNING ASSETS:
          Cash and Due from Banks       4,400                           4,168                          3,677
          Bank Premises                 2,824                           2,113                          2,133
          Other Assets                  1,418                             901                          1,565
                                    ---------                       ---------                      ---------
          TOTAL NON-EARNING ASSETS     $8,642                          $7,182                         $7,375
                                    ---------                       ---------                      ---------
TOTAL ASSETS                         $145,474                        $132,282                       $116,958
                                    =========                       =========                      =========


*  Shown at tax equivalent amount given statutory tax rate @ 34%

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

    TABLE XII. - ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                   (CONTINUED)
                            (In Thousands of Dollars)

                                          Year Ended December 31, 1999  Year Ended December 31, 1998  Year Ended December 31, 1997
                                          ----------------------------  ---------------------------   ----------------------------
                                          Average           Yield/      Average            Yield/      Average            Yield/
                                          Balance  Interest  Rate       Balance  Interest   Rate       Balance   Interest  Rate
                                          -------  -------- ------      -------  --------  ------      -------   -------- -----
INTEREST BEARING LIABILITIES:

          Savings Deposits and Interest
          Bearing:
            DDA                            $53,114   $1,360    2.56%    $50,133    $1,345    2.68%     $48,523   $1,334    2.75%
            Time Deposits                   58,167    2,964    5.10%     52,055     2,915    5.61%      40,815    2,271    5.56%
            Federal Funds Purchased            833       54    6.48%
                                          --------   ------   ------    -------    ------   -----       ------   ------   ------
            Total Interest Bearing
              Liabilities                  112,114    4,378    3.90%    102,188    $4,260    4.17%      89,338   $3,605    4.03%
                                                     ======  =======              =======  =======               =======  ======
 NON-INTEREST BEARING LIABILITIES
    AND CAPITAL:
          Demand Deposits                   17,885                       15,253                         14,067
          Accrued Expenses                     851                        1,014                          1,074
          Capital                           14,624                       13,827                         12,479
                                           -------                      --------                       --------
            Total Non-Interest Bearing
              Liabilities and Capital       33,360                       30,094                         27,620
                                           -------                      --------                       --------

            Total Liabilities and
              Stockholders' Equity        $145,474                     $132,282                       $116,958
                                          ========                     ========                       =========

NET INTEREST MARGIN                       $136,832   $6,375    4.66%   $125,100    $5,704    4.70%    $109,583   $5,089    4.60%
                                          ========   ======  =======    =======   =======  =======     ========  =======  ======

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

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                TABLE XIII. - INTEREST RATE SENSITIVITY ANALYSIS
                            (In Thousands of Dollars)

                                                                              Total          Over
                                    0 - 90        91-180       181-365       One Year      One Year       Total
                                    ------        ------       -------       --------      --------       -----
Earning Assets
  Loans                             $17,162        $2,171        $5,010       $24,343       $85,228      $109,571
  Investments                           901         2,502             0         3,403        27,500        30,903
  Fed. Funds Sold                         0             0             0             0             0             0
                                  ---------     ---------     ---------     ---------     ---------       -------
Total Earning
  Assets                             18,063         4,673         5,010        27,746       112,728       140,474
                                  ---------     ---------     ---------     ---------     ---------       -------
Interest Bearing
  Liabilities:
  Demand Deposits                    18,998             0             0        18,998             0        18,998
  Savings                            10,763         4,186        16,075        31,024             0        31,024
  CD's-$100,000                       4,347         1,372         2,467         8,186        13,116        21,302
    and Over                          8,453         3,436         5,114        17,003        19,960        36,963
  Other Time                          9,840             0             0         9,840             0         9,840
                                   -------       -------       -------       -------       -------        -------
Total Interest
 Bearing Liability                   52,401         8,994        23,656        85,051        33,076       118,127
                                   -------       -------       -------       -------       -------        -------

Interest
  Sensitivity Gap                 ($34,338)      ($4,321)     ($18,646)     ($57,305)       $79,652       $22,347
                                   =======       =======       =======       =======       =======        =======
Cumulative Gap                      $34,338     ($38,659)     ($57,305)     ($57,305)       $22,347       $22,347
                                   =======       =======       =======       =======       =======        =======
Rate Sensitive
Assets/Rate
Sensitive
Liabilities
(Cumulative
Percentage)                          34.47%        37.03%        32.62%        32.62%       118.92%       118.92%
                                   =======       =======       =======       =======       =======       =======

                  Logan County BancShares, Inc. and Subsidiary
                      Management's Discussion and Analysis
                 of Financial Position and Results of Operations

                       TABLE XIV. - AVERAGE BALANCE SHEET
                            (In Thousands of Dollars)

                                                       1999            1998            1997             1996            1995
ASSETS:                                                ----            ----            ----             ----            ----
          Cash and Due from Banks                     $4,400          $4,168          $3,677           $3,546          $2,989

          Investment Securities:
            Available for Sale                        29,045          18,763          16,689           10,206           6,360
            Held to Maturity                           1,080           3,245           5,782            8,432          12,419
                                                     -------          ------          ------           ------          ------
               Total Investments                      30,125          22,008          22,471           18,638          18,779
                                                     -------          ------          ------           ------          ------
          Federal Funds Sold                           4,792          13,203           9,290            9,827           6,693
          Loans
            Real Estates                              49,235          43,454          37,449           31,897          30,108
            Installment                               12,212          10,459           7,402            5,606           5,650
            Commercial & Other                        40,468          36,041          33,714           29,144          26,020
                                                     -------          ------          ------           ------          ------
                                                     101,915          89,954          78,565           66,647          61,778
            Less:  Unearned Discount                       0              65             129               85               0
                                                     -------          ------          ------           ------          ------
                                                     101,915          89,889          78,436           66,562          61,778
            Allowance For Loan Losses                   (718)           (707)           (614)            (668)           (631)
                                                     -------          ------          ------           ------          ------
            Net Loans                                101,197          89,182          77,822           65,894          61,147
                                                     -------          ------          ------           ------          ------
          Banking Premises                             2,824           2,113           2,133            1,942           1,364
          Accrued Interest and
            Other Assets                               2,136           1,608           1,565            1,128           1,108
                                                     -------          ------          ------           ------          ------
TOTAL ASSETS                                        $145,474        $132,282        $116,958         $100,975         $92,080
                                                     =======          ======          ======           ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
          Deposits:
            Demand Deposits                          $39,585         $35,332         $31,007          $27,940         $26,287
            Savings Deposits                          31,413          30,054          31,582           30,049          29,685
            Time Deposits                             58,167          52,055          40,816           31,006          25,352
                                                     -------          ------          ------           ------          ------
              Total Deposits                         129,165         117,441         103,405           88,995          81,324

          Federal Funds Purchased                        834               0               0                0               0
          Other Liabilities                              851           1,014           1,074              995             636
                                                     -------          ------          ------           ------          ------
TOTAL LIABILITIES                                    130,850         118,455         104,479           89,990          81,960

STOCKHOLDERS' EQUITY                                  14,624          13,827          12,479           10,985          10,120
                                                     -------          ------          ------           ------          ------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $145,474        $132,282        $116,958         $100,975         $92,080
                                                     =======          ======          ======           ======          ======

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

           The Company contracted to have their computer hardware evaluated for Year 2000 compliance and estimates additional computer hardware and software costs to be approximately $455,000. These costs were capitalized and will be amortized over five years. It is the opinion of management that the cost of converting these systems and the annual amortization, thereof, will not materially impact the results of operation or its financial position.

               ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                                          Page
                                                                                          ----
Management's Report on Financial Statements ....................................           32

Report of Independent Certified Public Accountants .............................           33

Financial Statements:

          Logan County BancShares, Inc. and Subsidiaries:

                  Consolidated Statement of Condition as of
                       December 31, 1999 and 1998 ..............................        34-35

                  Consolidated Statement of Income as of December
                       31, 1999, 1998 and 1997 .................................        36-37

                  Consolidated Statement of Changes in Stock-
                          holders' Equity for the Years Ended
                          December 31, 1999, 1998 and 1997 .....................           38

                  Consolidated Statement of Cash Flows for the
                          Years Ended December 31, 1999, 1998,
                          and 1997 .............................................        39-40

                  Notes to Consolidated Financial Statements ...................        41-53

To Our Stockholders, Customers and Friends:

We are proud to present the 1999 annual report of Logan County BancShares, Inc. and its subsidiary, Logan Bank and Trust Company. In 1999, we were able to build on the strong foundation of growth that has been our trademark throughout the 90's. Total assets grew by $13,467,363, or 9.67%, to a new record of $152,745,728. This growth was largely invested in the region by increasing loans by $14,431,577, showing a continued commitment to our service area. Earnings of $2,024,357, or $2.82 per share, in 1999 not only strengthens our capital position but also provides our shareholders a return of dividends of $958,381. The return of average assets of 1.39% and return on equity of 13.84% are high performance goals for any organization.

We are ending the decade of the 90's the same way we began it: by being a concerned, caring, innovative force in meeting the financial needs of our customers. The only difference is we are stronger than before and more able to fully meet those needs. In response to this, we have added four more facilities to our cornerstone bank in downtown Logan: in Chapmanville, Harts, Man and, as of November 1999, our newest facility is located at Fountain Place off Corridor G. We have expanded into various communities in an effort to address the growing need of our customers to have ready-access to our vast array of products. Today, our customers have come to expect not only our excellent service, varied financial products, but to expect it in a place that is both convenient and full-service. For our customers who are even too busy to come in, or work hours incompatible with our expanded banking hours, we have not only the ATM's but an automated bank-by-phone system, as well as, a large investment in new technologies to insure even better customer support. The 90's have seen us not only face the challenge of supplying the communities ever-changing needs, but excel by being innovative, dedicated and committed. This is done at every level in our bank; our directors, management team, and entire staff continue to stay focused on our number one priority: customer satisfaction. We understand that along with customer satisfaction comes the financial rewards of a solid institution for our stockholders as well as the communities at-large.

Our commitment to the local region and communities does not come about only because of our directors and management policies, rather it stems from the sincere care of our employees who work just as hard for the quality of life in their communities as they do for themselves. To see this in action, one only needs to look around; our employees are in numerous civic organizations, schools and churches, often in leadership positions. Where there is a need, we are proud our employees step up to the challenge and lead by example.

We would like to express my heartfelt appreciation to our employees for their commitment, to our shareholders for their support, to our directors for their guidance and to the confidence of our customers, old and new, in making Logan County BancShares, Inc. and its subsidiary, Logan Bank and Trust Company, a solid force in the communities we serve. We are indeed poised to face the new millennium as the premium locally-owned, community-based bank of the future in an even stronger position than in the past.

                                                                   Respectfully,

--------------------------                        ---------------------------
    Harvey Oakley                                       Eddie Canterbury
 Chairman/President                               Executive Vice President/CEO

                                  [LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 1999, and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 1999, and 1998, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ McNeal, Williamson & Co

Logan, West Virginia
February 28, 2000

Members of American Institute of Certified Public Accountants and West Virginia Society of Certified Public Accountants

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------

                                                                                  1999                        1998
                                                                                  ----                        ----
CASH AND DUE FROM BANKS                                                        $7,183,524                  $5,727,104
                                                                               ----------                  ----------

INVESTMENT SECURITIES:
          Available for sale                                                   30,028,536                  25,298,347
          Held to maturity                                                              0                   2,496,108
                                                                               ----------                  ----------
          Total Investment Securities                                          30,028,536                  27,794,455
                                                                               ----------                  ----------
FEDERAL FUNDS SOLD                                                                      0                   7,520,000

LOANS:
          Mortgage Loans                                                       51,162,583                  46,087,863
          Installment Loans                                                    13,339,520                  11,113,712
          Commercial and Other Loans                                           45,069,195                  37,938,146
                                                                               ----------                  ----------
                  Total Loans                                                 109,571,298                  95,139,721

          Less: Unearned Interest                                                       0                      36,190
                Reserve-Loan Losses                                               700,554                     701,275
                                                                               ----------                  ----------
                  Net Loans                                                   108,870,744                  94,402,256
                                                                               ----------                  ----------
BANK PREMISES AND EQUIPMENT                                                     3,774,001                   2,085,318

INTEREST RECEIVABLE                                                             1,635,877                   1,103,008

OTHER ASSETS                                                                    1,253,046                     646,224
                                                                               ----------                  ----------
                                                                             $152,745,728                $139,278,365
                                                                              ===========                 ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                         1999                       1998
                                                                         ----                       ----
DEPOSITS:
          Non-Interest Bearing                                       $19,331,859                $18,291,587
          Interest Bearing                                            18,998,623                 20,644,421
          Savings Deposits                                            31,023,961                 29,816,897
          Time Certificates                                           58,264,563                 55,667,264
                                                                      ----------                 ----------
          Total Deposits                                             127,619,006                124,420,169

FEDERAL FUNDS PURCHASED                                                9,840,000                          0

ACCRUED AND OTHER LIABILITIES                                            788,688                    680,209

FEDERAL INCOME TAXES PAYABLE:
          Current                                                        (17,577)                    28,514
          Deferred                                                        71,918                     90,523
                                                                      ----------                 ----------
TOTAL LIABILITIES                                                    138,302,035                125,219,415
                                                                      ----------                 ----------

STOCKHOLDERS' EQUITY:
          Common Stock - $1.67 par value;
            Authorized - 780,000 shares,
            Outstanding-716,991 shares
              in 1999 and 1998                                         1,300,000                  1,300,000
          Surplus                                                      2,408,426                  2,408,426
          Retained Earnings                                           12,236,479                 11,170,503
          Net unrealized amortization
            on securities available for
            sale                                                        (641,014)                    40,219
          Treasury Stock                                                (860,198)                  (860,198)
                                                                      ----------                 ----------
TOTAL STOCKHOLDERS' EQUITY                                            14,443,693                 14,058,950
                                                                      ----------                 ----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                           $152,745,728               $139,278,365
                                                                    ============               ============


The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Years Ended December 31, 1999, 1998, and 1997

                                                                  1999                1998                1997
                                                                  ----                ----                ----
INTEREST INCOME:

          Loans, Including Fees                                $8,613,254          $7,850,317          $6,789,421

          Investment Securities:
              Available for Sale                                1,840,356           1,210,113           1,047,951
              Held to Maturity                                     67,844             187,046             347,762

          Federal Funds Sold                                      231,723             716,608             508,539
                                                              -----------         -----------         -----------
             Total Interest Income                             10,753,177           9,964,084           8,693,673
                                                              -----------         -----------         -----------

INTEREST EXPENSE:
          Deposits                                              4,323,357           4,259,739           3,605,404
          Other Borrowings                                         54,416                   0                   0
                                                              -----------         -----------         -----------
             Total Interest Expense                             4,377,773           4,259,739           3,605,404
                                                              -----------         -----------         -----------
NET INTEREST INCOME                                             6,375,404           5,704,345           5,088,269

PROVISION FOR LOAN LOSSES                                          22,500              90,000             107,000
                                                              -----------         -----------         -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     6,352,904           5,614,345           4,981,269
                                                              -----------         -----------         -----------
OTHER INCOME:
          Service Fees                                            637,221             925,644           1,224,231
          Other                                                    56,072              63,206              33,697
          Securities Gains (Losses)                                 6,054                   0               5,457
                                                              -----------         -----------         -----------
                                                                  699,347             988,850           1,263,385
                                                              -----------         -----------         -----------


The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statement of Income
              For The Years Ended December 31, 1999, 1998, and 1997

                                                                          1999                  1998              1997
                                                                          ----               ----              ----
OTHER EXPENSES:
          Salaries and Benefits                                        $2,018,797         $1,857,732        $1,701,231
          Taxes Other Than Payroll & Income                                61,432             78,289            70,208
          Depreciation                                                    179,323            164,474           152,804
          Repairs and Maintenance                                         181,477            181,403           176,049
          Fees Paid to Directors                                           73,650             69,275            66,275
          Equipment Rental                                                 41,735             24,377            25,217
          FDIC & Fidelity Insurance                                        77,783             77,540            74,187
          Data Processing                                                 482,814            420,897           286,349
          Bank Stationery and Printing                                    132,754            121,268           102,914
          Professional Fees                                                61,395             81,145            76,059
          Other Operating Expenses                                        586,131            553,053           562,027
                                                                      -----------        -----------        -----------
                                                                        3,897,291          3,629,453         3,293,320
                                                                      -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                              3,154,960          2,973,742         2,951,334

INCOME TAXES:
          Current                                                       1,118,623          1,079,990         1,030,248
          Deferred                                                         11,980              2,639            26,963
                                                                      -----------        -----------        -----------
NET INCOME                                                             $2,024,357         $1,891,113        $1,894,123
                                                                      ===========        ===========        ===========

PER SHARE OF COMMON STOCK:
          NET INCOME                                                        $2.83              $2.64             $2.64
                                                                      ===========        ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
              For The Years Ended December 31, 1999, 1998 and 1997

                                                                                              ACCUMULATED
                                                                                              OTHER
                                      COMMON                      RETAINED       TREASURY     COMPREHENSIVE
                                      STOCK          SURPLUS      EARNINGS        STOCK       INCOME, NET        TOTAL
                                      ------         -------      --------       --------     -------------      -----
Balance-December 31, 1996           $1,274,030     $2,070,816      $8,986,050    ($860,198)       ($55,762)    $11,414,936

Comprehensive Income
  Net Income - 1997                                                 1,894,123                                    1,894,123
  Net unrealized gain on
   securities available
    for sale                                                                                        65,073          65,073
                                    ----------     ----------     -----------    ----------     ----------     -----------
      Total Comprehensive
        income                                                     $1,894,123                      $65,073      $1,959,196

Issuance of 15,582 Shares
 of Common Stock                        25,970        337,610                                                      363,580

Dividends on 701,418 shares
  Common Stock @ $1.08                                               (754,724)                                    (754,724)
                                    ----------     ----------     -----------    ----------     ----------     -----------
Balance-December 31, 1997           $1,300,000     $2,408,426     $10,125,449    ($860,198)         $9,311     $12,982,988

Comprehensive Income
  Net income - 1998                                                 1,891,113                                    1,891,113
  Net unrealized gain on
    securities available
    for Sale                                                                                        30,908          30,908
                                    ----------     ----------     -----------    ----------     ----------     -----------

      Total Comprehensive
        income                                                     $1,891,113                      $30,908      $1,922,021

Dividends on 716,991 shares
  Common Stock @ $1.18                                               (846,059)                                    (846,059)
                                    ----------     ----------     -----------    ----------     ----------     -----------

Balance-December 31, 1998           $1,300,000     $2,408,426     $11,170,503    ($860,198)        $40,219     $14,058,950

Comprehensive Income
  Net income - 1999                                                 2,024,357                                    2,024,357
  Net unrealized loss on
    securities available
    for Sale                                                                                      (681,233)       (681,233)
                                    ----------     ----------     -----------    ----------     ----------     -----------
      Total Comprehensive
        income                                                     $2,024,357                    ($681,233)     $1,343,124


Dividends on 716,991 shares
  of Common Stock @ $1.34                                            (958,381)                                    (958,381)
                                    ----------     ----------     -----------    ----------     ----------     -----------
Balance-December 31, 1999           $1,300,000     $2,408,426     $12,236,479    ($860,198)      ($641,014)    $14,443,693
                                    ----------     ----------     -----------    ----------     ----------     -----------
                                    ----------     ----------     -----------    ----------     ----------     -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Change in Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                                                               1999                   1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                          ----                   ----                  ----
   Net Income                                                               $2,024,357             $1,891,113            $1,894,123
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and Amortization                                            179,323                164,474               157,804
      Provision For Loan Losses                                                 22,500                 90,000               107,000
      Provision For Deferred Taxes                                              11,980                  2,639                26,963
      (Gain) Loss on Sale of Securities                                         (6,054)                     0                (5,457)
      Premium Amortization and
            Accretion on Investment
            Securities                                                           4,207                 (8,666)               (2,529)
      Increases (Decreases) in
            Income Taxes Payable                                               (46,091)                46,077               (56,772)
      (Increases) Decreases in
            Interest Receivable and
            Other Assets                                                      (686,703)              (388,951)             (107,229)
      Increases (Decreases) in
            Interest Payable & Other Liab.                                     108,479                (33,071)               34,288
      Market Value Adjustment
            Amortization                                                         4,028                  4,028                 4,028
                                                                          ------------            -----------            -----------
    Net Cash Provided by
            Operating Activities                                             1,616,026              1,767,643             2,052,219
                                                                          ------------            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Investment Sec:
    Available for Sale                                                       8,418,000             15,750,000             5,494,543
    Held to Maturity                                                         1,000,000                      0               500,000
   Proceeds from Maturities of Inv. Sec:
    Available for Sale                                                       4,000,000              2,750,000               500,000
    Held to Maturity                                                         1,500,000              1,500,000             2,565,000
   Purchase of Investment Securities:
    Available for Sale                                                     (18,365,433)           (27,779,025)           (7,500,000)
    Held to Maturity                                                                 0                      0                     0
   Net (Increases) Decreases
    Federal Funds Sold                                                       7,520,000              1,390,000            (1,635,000)
   Net (Increases) Decreases
    Commercial Loans                                                        (7,131,049)            (2,309,156)           (4,785,088)
   Net (Increases) Decreases
    Real Estate Loans                                                       (5,074,720)            (5,230,511)           (6,757,195)
   Net (Increases) Decreases
    Installment Loans                                                       (2,238,777)            (2,727,440)           (1,918,130)
   Purchase of Bank Premises
    and Equipment                                                           (1,868,083)              (119,083)             (166,758)
                                                                          ------------            -----------            -----------

Net Cash Used by
    Investing Activities                                                   (12,240,062)           (16,775,215)          (13,702,628)
                                                                          ============           ============          ============


   The accompanying notes are an integral part of these financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Changes in Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                                                         1999              1998                1997
                                                                         ----              ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Increases (Decreases) in
     Demand Deposits                                                    ($605,526)       $7,727,593          $3,178,825
   Net Increases (Decreases) in
    Savings Deposits                                                    1,207,064           529,420          (1,272,829)
   Net Increases (Decreases) in
    Time Deposits                                                       2,597,299         8,056,389          10,968,193
   Net Increases (Decreases) in
    Federal Funds Purchased                                             9,840,000                 0
   Proceeds from Issuance of Common
    Stock                                                                       0                 0             363,580
   Dividends Paid                                                        (958,381)         (846,059)           (754,724)
                                                                      -----------       -----------         ------------
Net Cash Provided by Financing
    Activities                                                        $12,080,456       $15,467,343         $12,483,045
                                                                      -----------       -----------         ------------


Net Increase (Decrease) in Cash
    and Cash Equivalents                                                1,456,420           459,771             832,636

Cash and Cash Equivalents at
    Beginning of Year                                                   5,727,104         5,267,333           4,434,697
                                                                      -----------       -----------         -----------

Cash and Cash Equivalents at
    End of Year                                                        $7,183,524        $5,727,104          $5,267,333
                                                                      ===========       ===========         ===========

Supplemental Disclosures of Cash
    Flow Information Cash Paid for:

           Interest                                                    $4,325,850        $4,230,266          $2,951,541
           Income Taxes                                                $1,164,714        $1,033,913            $817,985


   The accompanying notes are an integral part of these financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

     B.   Nature of Operations:

               The Bank operates under State bank charter, and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation by the West Virginia State Banking Commission and the Federal Deposit Insurance Corporation. The Company is also subject to regulation by the Federal Reserve Bank.

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

     E.   Investment Securities:

              The Banks' Investment securities are classified in two categories and accounted for as follows:

               Securities to be Held to Maturity: Bonds, notes and debentures for which the bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income, using the Constant Yeild Method, over the period to maturity.

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

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

               Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

                                           Methods        Range of Lives
                                           -------        --------------
          Banking House                    S/L, ACRS       10 - 40 years

          Furniture, Fixtures and
            Equipment                      S/L, DDB,ACRS    3 - 20 years

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

     I.   Income Taxes:

               The Company and its subsidiary files a consolidated federal income tax return. The Subsidiary is charged or credited an amount equal to the income tax that would have been applicable on a separate return basis.

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

     K.   Comprehensive Income:

               Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

     L.   New Accounting Pronouncements:

               Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

                  Logan County BancShares, Inc. and Subsidiary
                              Notes to Consolidated
                              Financial Statements
                        December 31, 1999, 1998 and 1997

2.  Investment Securities:

          The carrying amounts of investment in securities as shown in the consolidated balance sheets of the bank and their approximate full values at December 31 were as follows:

                                                                          Gross           Gross
                                                           Amortized   Unrealized      Unrealized       Fair
                                                             Cost         Gains           Loss          Value
                                                             -----        ------          -----         ------
VALUES FOR THE YEAR
        ENDED DECEMBER 31, 1998:

Securities Available for Sale

        U.S. Treasury Securities                           $1,982,056           $0            $718       $1,981,338

        Federal Agency Securities                          22,995,731       82,084          10,806       23,067,009

        Equity Securities                                     250,000            0               0          250,000
                                                          ------------  -----------       ---------     ------------
                                                          $25,227,787      $82,084         $11,524      $25,298,347
                                                          ============  ===========       =========     ============

Securities to be Held to Maturity

        Federal Agency Securities                           2,496,108       28,581               0        2,524,689
                                                          ------------  -----------       ---------     ------------
                                                           $2,496,108      $28,581              $0       $2,524,689
                                                          ============  ===========       =========     ============

VALUES FOR THE YEAR
        ENDED DECEMBER 31, 1999:

Securities Available for Sale

        Federal Agency Securities                         $27,500,000           $0      $1,120,464      $26,379,536

        U.S. Treasury Securities                            3,403,123            0           4,123        3,399,000

        Equity Securities                                     250,000            0               0          250,000
                                                          ------------  -----------       ---------     ------------
                                                          $31,153,123           $0      $1,124,587      $30,028,536
                                                          ============  ===========       =========     ============

                  Logan County BancShares, Inc. and Subsidiary
                              Notes to Consolidated
                              Financial Statements
                        December 31, 1999, 1998 and 1997

2.  Investment Securities: (continued)

          The par value of securities pledged to secure public deposits and for other purposes amounted to $21,822,123 in 1999 and $9,991,838 in 1998.

          The amortized cost and estimated market value of investment in debt securities at December 31, 1999, by contractural maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

                                                      Securities to be Held                   Securities Available
                                                           to Maturity                               For Sale
                                                      -----------------------              ---------------------------
                                                      Amortized        Fair                Amortized             Fair
                                                        Cost           Value                 Cost                Value
                                                      ---------        ------              ---------            ------
     Due in one year or less                             $0             $0                $3,403,123       $3,399,000

     Due from one year to five years                      0              0                 2,000,000        1,931,250

     Due from five years to ten years                     0              0                25,750,000       24,698,286

     Due after ten years                                  0              0                         0                0
                                                  ----------      ----------             -----------      ------------
                                                         $0             $0               $31,153,123      $30,028,536
                                                  ==========      ==========             ===========      ============

3.   Restriction on Cash and Due from Banks and Contingent Liabilities:

          The Bank is required to maintain average balances with the Federal Reserve Bank. The average required reserve balances were $854,000. and 887,000. for 1999 and 1998 respectively. The Bank has various claims and suits pending at December 31, 1999 arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation will not materially affect the Bank's financial position or earnings.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

4.   Loans:

          Major classifications of loans at December 31, 1999 and 1998 are as follows:

                                                                                  1999                  1998
                                                                                  ----                  ----
          Mortgage Loans                                                          $51,162,583           $46,087,863
          Installment Loans                                                        13,339,520            11,113,712
          Commercial and Other Loans                                               45,069,195            37,938,146
                                                                              ---------------        --------------
                                                                                  109,571,298            95,139,721
          Less:  Unearned Interest                                                          0                36,190
                 Reserve for Loan Loss                                                700,554               701,275
                                                                              ---------------        --------------
                                                                                 $108,870,744           $94,402,256
                                                                              ---------------        --------------
                                                                              ---------------        --------------

          Loans on which accrual of interest has been discontinued or reduced amounted to $555,454. and $508,222. at December 31, 1999 and 1998
     respectively. Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $45,998., and $34,798. for the two years.

          The Company's recorded investment in impaired loans was approximately $936,615. at December 31, 1999 and $913,620. at December 31, 1998. Of that amount in 1999, $709,801. represents loans for which an allowance for loan losses, amounting to $381,412., has been established under SFAS 114. The average recorded investment in impaired loans was approximately $925,175. for 1999 and $878,545. for the year ended, December 31, 1998. Interest income recognized on impaired loans was approximately $38,849. for the year ended December 31, 1999.

     Reserve for Loan Losses:

          Transactions in the reserve for loan losses for the years were as follows:

                                                                1999                  1998                  1997
                                                                ----                  ----                  ----
          Balance at Beginning of Year                         $701,275              $672,563              $681,375
          Provision Charged to
            Operating Expenses                                   22,500                90,000               107,000
          Recoveries credited to
            Reserve                                               5,494                 3,806                 1,138
          Losses Charged to Reserve                             (28,716)              (65,094)             (116,950)
                                                         --------------          ------------         -------------
          Balance at End of Year                               $700,553              $701,275              $672,563
                                                         ==============          ============         =============

          The balance of the reserve for loan losses for income tax purposes was $281,723. at December 31, 1999 and 1998.

          Certain directors and executive officers of the Bank and companies in which they have beneficial ownership, were loan customers of the Bank during 1999 and 1998. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates. An analysis of the 1999 activity with respect to all director and executive officer loans is as follows:

                  Balance                            New Loans            Loan Payments            Balance
                    1998                               1999                   1999                  1999
                $ 2,568,607                          $1,143,591              $946,946            $2,765,252

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

5.   Bank Premises and Equipment:

             Bank premises and equipment are summarized as follows:

                                                                 1999                  1998                   1997
                                                                 ----                  ----                   ----
          Land                                                 $949,972               $404,847              $404,847
          Banking House                                       3,143,415              2,468,754             2,445,752
          Furniture, Fixtures and
            Equipment                                         2,317,618              1,669,692             1,568,611
                                                           -------------           ------------           ------------
                                                              6,411,005              4,543,293             4,419,210
          Less:  Accumulated
                  Depreciation                                2,637,004              2,457,975             2,293,860
                                                           -------------           ------------           ------------
          Bank Premises and Equipment                        $3,774,001             $2,085,318            $2,125,350
                                                           =============           ============           ============

          Depreciation expense amounted to $179,323., $164,474., and $157,804. in 1999, 1998 and 1997 respectively. Expenditures for maintenance and repairs are charged against operations as incurred.

6.   Operating Lease Commitments:

          The Company has entered into lease agreements for certain premises at three of its facility locations. Future minimum lease payments under the leases during the five years subsequent to December 31, 1999 are as follows:

                                             Year                 Amount
                                             ----                -------
                                             2000                $21,400
                                             2001                $21,400
                                             2002                $21,400
                                             2003                $21,400
                                             2004                $21,400

7.   Federal Funds Purchased:

          At December 31, 1998, the combined weighted average interest rates related to federal funds purchased was 5.88%. Maturities related to such borrowings for the year were not greater 90 days.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

8.  Federal Income Taxes:

          The provisions for Federal income taxes for the years ended December 31, 1999, 1998, and 1997 were less than the respective amounts that would result from applying the statutory Federal and state income tax rates, due primarily to the Banks' investment income and expense accruals.

          A reconciliation of the difference between the U. S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:

                                                            1999                         1997                         1996
                                                -----------------------          --------------------          -------------------
                                                 Amount        Percent            Amount     Percent           Amount     Percent
                                                ----------    ---------         ---------    --------         --------    --------
          Tax Expense at
           Statutory Rate                       $1,037,245     34.00%            $977,013     34.00%           $975,261    34.00%
          State income tax
           net of tax benefits                     104,238      3.42%              95,240      3.31%             82,920     2.89%
                                                ----------    ---------         ---------    --------         --------    --------
                                                 1,141,483     37.42%           1,072,253     37.31%          1,058,181    36.89%
          Tax Exempt
           Interest                                      0      0.00%                   0      0.00%            (7,430)    -0.26%
          Security Transactions                      (786)     -0.03%             (4,894)     -0.17%                413     0.00%
          Loan Loss
           Provision                               (8,661)     -0.28%               9,762      0.34%            (2,996)    -0.01%
          Pension Accruals                           3,400      0.11%               3,400      0.12%           (11,918)    -0.42%
          Other                                   (16,813)     -0.55%               (531)     -0.02%            (6,002)    -0.21%
          Deferred Income
           Tax                                      11,980      0.39%               2,639      0.09%             26,963     0.94%
                                                ----------    ---------         ---------    --------         --------    --------
                                                $1,130,603     37.06%          $1,082,629     37.67%         $1,057,211    36.93%
                                                ==========    =========        ==========    ========        ==========   ========


     The tax effect of significant temporary differences which comprise non-current deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                   1999                 1998
Assets:                                            ----                 ----
Market Value Allowance                            $22,425              $23,800
Reserve for Loan Loss                             142,403              142,648
Allowances for Investments                        483,572                    0
                                                  -------              --------
     Gross Deferred Tax Asset                     648,400              166,448
                                                  -------              --------

Liabilities:
Allowance for Investments                               0                3,123
Property and Equipment                             94,344               83,782
                                                  -------              --------
          Net Deferred Tax Asset                 $554,056              $79,543
                                                 ========              =======

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

 9.  Employee Benefit Plans:

          During 1997 the Company terminated the qualified defined benefit pension plan. The Company's subsidiary adopted a qualified profit sharing and 401K employee benefit plan covering substantially all employees. The contributions to the plans are at the discretion of the plans' advisory boards and amounted to $96,335. in 1999 and $93,569. in 1998.

10. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk:

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

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

10. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk (Continued):

          The total amounts of off-balance-sheet financial instruments with credit risk are as follows:

                                                          December 31,
                                                 1999                     1998
                                                 ----                     ----
          Loan commitments                   $17,347,000              $10,221,000
          Standby letters of credit             $433,000                 $323,000


          The Bank subsidiary grant retail, commercial and commercial real estate loans to customers located throughout West Virginia and Eastern Kentucky.

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

11.       Regulatory Matters

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

          The Company and Bank actual capital amounts and ratios are presented below in thousands of dollars:

                                                                                             For Capital
                                                                                              Adequacy                 To be Well
                                             Company                    Bank                  Purposes                 Capitalized
                                             -------                    ----                 -----------              ------------
As of December 31, 1998                    Amt.  Ratio              Amt.   Ratio             Amt.   Ratio             Amt.   Ratio
                                         ---------------          ---------------         ---------------           --------------

Total Capital (to Risk
  Weighted Assets)                        14,059  15.46%           13,749  15.16%            7,275  8.00%             9,094  10.00%

Tier I Capital (to Risk
  Weighted Assets)                        14,019  15.41%           13,719  15.13%            3,637  4.00%             5,456   6.00%

Tier I Capital (to
  Average Assets)                         14,019  10.60%           13,719  10.41%            5,291  4.00%             6,614   5.00%

As of December 31, 1999

Total Capital (to Risk
  Weighted Assets)                        14,444  13.27%           14,158  13.04%            8,709  8.00%             10,886  10.00%

Tier I Capital (to Risk
  Weighted Assets)                        15,085  13.86%           14,799  13.63%            4,355  4.00%             6,532   6.00%

Tier I Capital (to Risk
  Average Assets)                         15,085  10.19%           14,799  10.01%            5,923  4.00%             5,443   5.00%

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

11.  Regulatory Matters (Continued)

          The Company's principal source of funds for dividend payments is dividends received from the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above. During 2000, the Bank could, without prior approval, declare dividends of approximately $3,250,429. plus any 2000 net profits returned to the date of the dividend declaration.

12. Disclosures about fair value of financial instruments

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

          Commitments to Extend Credit and Standby Letters of Credit Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

          The fair values of the Company's financial instruments at December 31, 1999 are as follows:

                                                                                   Carrying                     Fair
                                                                                     Amount                     Value
                  Financial assets:
                    Cash and cash equivalents                                       $7,183,524               $7,183,524
                    Investment securities                                           31,153,123               30,028,536
                    Loans                                                          109,571,298              109,297,369
                    Less: Res. for loan losses                                        (700,554)                (700,554)
                                                                                  ------------             -------------
                                                                                  $147,207,391             $145,808,875
                                                                                  ============             =============
                  Financial liabilities:
                    Deposits                                                      $127,619,006             $127,376,530
                                                                                  ============             =============

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

13.  Stockholders' Equity:

          In November 1997, the Company completed a sale of 10,388 shares of common stock at a price of $35.00 per share. Total proceeds to the Company were $363,580. Earnings per share has been computed using a weighted average number of shares outstanding.

          On June 16, 1999, the Board of Directors declared a stock dividend of three shares of common stock for each two shares of common stock outstanding. All related financial information including earnings per share gives retroactive effect to issuance of this stock dividend. This results in a total authorized common stock of 780,000 shares and 716,991 shares outstanding at December 31, 1999.

14.  Parent Only Condensed Financial Information:

                                                                                     December 31,
                                                                 ------------------------------------------------------
          Condensed Balance Sheet:                                  1999                  1998                 1997
                                                                    ----                  ----                 ----
          Assets:
             Cash                                                  $375,496             $365,591             $455,124
             Other Assets                                           264,674              264,685              264,685
             Investment in Subsidiary                            14,091,689           13,679,457           12,575,912
                                                                -----------          -----------          ------------
                                                                $14,731,859          $14,309,733          $13,295,721
                                                                ===========          ===========          ===========
          Liabilities and Equity:
             Accrued Liabilities                                   $288,166             $250,783             $312,733
             Common Stock                                         1,300,000            1,300,000            1,300,000
             Surplus                                              2,408,426            2,408,426            2,408,426
             Retained Earnings                                   11,595,465           11,210,722           10,134,760
             Treasury Stock                                        (860,198)            (860,198)            (860,198)
                                                                -----------          -----------          ------------
                                                                $14,731,859          $14,309,733          $13,295,721
                                                                ===========          ===========          ===========

          Condensed Statement of Income:
            Equity in Net Earnings of
              Subsidiary                                         $2,051,846           $1,918,697           $1,886,554
          Other Income                                               14,800               18,750               18,757
          Operating Expenses                                         42,289               46,334               11,188
                                                                -----------          -----------          ------------
          Net Income                                             $2,024,357           $1,891,113           $1,894,123
                                                                ===========          ===========          ===========

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

14.  Parent Only Condensed Financial Information (Continued):

                                                                                             December 31,
                                                                         ------------------------------------------------
                                                                           1999                   1998               1997
                                                                           ----                   ----               ----
          Condensed Statement of Changes
            in Cash Flow:
          Cash Flows From Increases (Decreases)
          in Cash and Cash Equivalents
            Operating Activities:
            Net Income                                                   $2,024,357          $1,891,113         $1,894,123
            Net Change in Other Assets                                           11                   0               (289)
            Net Change in Accrued Liabilities                                37,383             (61,950)          (270,220)
                                                                         ----------          ----------         -----------
            Net Cash Provided by Operating
              Activities                                                  2,061,751           1,829,163          1,623,614
                                                                         ----------          ----------         -----------

          Cash Flows From Investing Activities:
            Net Change in Investment in
              Subsidiary                                                 (1,093,465)         (1,072,637)        (1,131,831)
                                                                         ----------          ----------         -----------

            Net Cash Provided (Used) in
              Investing Activities                                       (1,093,465)         (1,072,637)        (1,131,831)
                                                                         ----------          ----------         -----------

          Cash Flows From
            Financing Activities:
            Dividends                                                      (958,381)           (846,059)          (754,724)
            Sale of Common Stock                                                  0                   0            363,580
                                                                         ----------          ----------         -----------

            Net Cash Used in Financing
              Activities                                                   (958,381)           (846,059)          (391,144)
                                                                         ----------          ----------         -----------

            Net Change in Cash and Cash
              Equivalents During the Year                                     9,905             (89,533)           100,639

          Cash Account:
            Beginning of Year                                               365,591             455,124            354,485
                                                                         ----------          ----------         -----------

            End of Year                                                    $375,496            $365,591           $455,124
                                                                         ==========          ==========         ===========

          ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III.

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing on Page of the Corporation's Proxy Statement, dated May 3, 2000, is incorporated herein by reference in response to this item.

           Executive Officers of the Registrant:

     Name                    Age        Position and Office
     ----                    ---        -------------------
     Harvey Oakley           79         Chairman of the Board and President
                                        Logan County BancShares, Inc. Mr. Oakley
                                        has been an officer and Director of
                                        Logan Bank & Trust Company since 1963, a
                                        attorney at law, and Circuit Judge,
                                        State of West Virginia.

     Eddie D. Canterbury     51         Executive Vice President and CEO of
                                        Logan County BancShares, Inc. Mr. Can-
                                        terbury has been the Executive Vice
                                        President/CEO of Logan Bank & Trust
                                        Company since 1983 and Sr. Vice
                                        President since 1980. He is a Director
                                        of Logan Bank & Trust Company.

                        ITEM 11 - EXECUTIVE COMPENSATION

          The information appearing in the Corporation's Definitive Proxy Statement, dated May 3, 2000, is incorporated herein by reference in response to this item.

               ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

          The information appearing in the Corporation's Definitive Proxy Statement, dated May 3, 2000, is incorporated herein by reference in response to this item.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information appearing in the Corporation's Definitive Proxy Statement, dated May 3, 2000, is incorporated herein by reference in response to this item.

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K


          None.