Form 10-Q
period 2000-03-31
LOGAN COUNTY BANCSHARES INC
filed 2000-05-15
CIK 760327

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934


For Quarter Ended           March 31, 2000
                 ---------------------------------------------------------------

Commission File Number      2-95114
                       ---------------------------------------------------------

                            LOGAN COUNTY BANCSHARES, INC.
--------------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

                            WEST VIRGINIA
--------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)

                            55-0660015
--------------------------------------------------------------------------------
                 (IRS Employer Identification Number)

P. O. BOX 597, LOGAN, WEST VIRGINIA                  25601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)

                                 (304) 752-1166
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ----    -----


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  the number  of shares  outstanding,  of each  of the  issuer's
classes of common stock, as of the latest practicable date.   716,991
                                                            ------------

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

        ITEM I.  FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of March 31,
                      2000 and 1999 and December 31, 1999.

                 Consolidated Statement of Income For the Three Month
                      Period Ended March 31, 2000 and 1999.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Three Month Period Ended March 31, 2000 and 1999.

                 Consolidated Statement of Cash Flows for the Three
                      Month Period Ended March 31, 2000 and 1999.

                 Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                  March 31, 2000 and 1999 and December 31, 1999
                                 (In Thousands)



                                                                            MARCH 31,                 DECEMBER 31,
                                                                     2000              1999              1999
                                                                     ----              ----              ----
                                     ASSETS
                                     ------
CASH AND DUE FROM BANKS                                        $      5,000      $      5,131      $      7,184

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                                              28,967            15,046            30,029
     HELD TO MATURITY                                                     0             2,495                 0

FEDERAL FUNDS SOLD                                                      750            17,130                 0

LOANS:
          TOTAL LOANS                                               109,059            86,997           109,572

                   RESERVE FOR LOAN LOSSES                              701               692               701
                                                               ------------      ------------      ------------
                   NET LOANS                                        108,358            86,305           108,871

BANK PREMISES AND EQUIPMENT                                           3,732             2,128             3,774

ACCRUED INTEREST AND OTHER ASSETS                                     3,008             1,585             2,888
                                                               ------------      ------------      ------------
                                                               $    149,815      $    129,820      $    152,746


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
DEPOSITS:
          DEMAND DEPOSITS:
           NON-INTEREST                                        $     20,159      $     14,322      $     19,332
           INTEREST BEARING                                          22,237            20,691            18,999
          SAVINGS DEPOSITS                                           33,029            30,630            31,024
          TIME DEPOSITS                                              59,040            49,911            58,264
                                                               ------------      ------------      ------------
                   TOTAL DEPOSITS                                   134,465           115,554           127,619
FEDERAL FUNDS PURCHASED                                                                                    9840
ACCRUED AND OTHER LIABILITIES                                           448               606               789

INCOME TAXES PAYABLE:
          CURRENT                                                       239               260               (18)
          DEFERRED                                                       72                71                72
                                                               ------------      ------------      ------------
                   TOTAL LIABILITIES                                135,224           116,491           138,302

STOCKHOLDERS' EQUITY:
          COMMON STOCK-$1.67 PAR VALUE;
          AUTHORIZED - 780,000 SHARES
          OUTSTANDING 716,991 SHARES
          IN 2000 AND 1999                                            1,300             1,300             1,300
          SURPLUS                                                     2,408             2,408             2,408
          RETAINED EARNINGS                                          11,743            10,481            11,596
          TREASURY STOCK                                               (860)             (860)             (860)
                                                               ------------      ------------      ------------
                   TOTAL STOCKHOLDERS' EQUITY                        14,591            13,329            14,444
                                                               ------------      ------------      ------------
                                                               $    149,815      $    129,820      $    152,746
                                                               ============      ============      ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
            For the Three Month Periods Ended March 31, 2000 and 1999
                                 (In Thousands)


                                                  2000       1999
                                                  ----       ----
INTEREST INCOME:
          INTEREST ON LOANS                      $2,241     $2,026
          INTEREST ON INVESTMENTS                   478        437
          INTEREST ON FEDERAL FUNDS SOLD              5        105
                                                 ------     ------
                                                  2,724      2,568

INTEREST EXPENSE:
          INTEREST ON DEPOSITS                    1,156      1,063
                                                 ------     ------
                  NET INTEREST INCOME             1,568      1,505

PROVISION FOR LOAN LOSSES                             0         23
                                                 ------     ------
                  NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES      1,568      1,482

OTHER INCOME:
          SERVICE FEES                              146        136
          OTHER OPERATING INCOME                     41         39
                                                 ------     ------
                  TOTAL OTHER INCOME                187        175

OTHER EXPENSES:
          SALARIES AND BENEFITS                     539        486
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                                137        123
          OTHER OPERATING EXPENSES                  354        285
                                                 ------     ------
                  TOTAL OTHER EXPENSES            1,030        894

INCOME BEFORE INCOME TAXES                          725        763

INCOME TAXES                                        257        272
                                                 ------     ------
          NET INCOME                             $  468     $  491
                                                 ======     ======

PER SHARE OF COMMON STOCK NET INCOME             $ 0.65     $ 0.68
                                                 ======     ======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity For the Three Month Periods Ended March 31, 2000 and 1999
                                 (In Thousands)


                                                                         ACCUMULATED
                                                                         OTHER
                                            COMMON            RETAINED   COMPREHENSIVE  TREASURY
                                             STOCK  SURPLUS   EARNINGS   INCOME, NET    STOCK     TOTAL
                                            ------  -------   --------   -------------  --------  -----
BALANCE - DECEMBER 31
          1999                            $  1,300  $ 2,408   $ 12,236      ($641)      ($860)  $ 14,443

COMPREHENSIVE INCOME
 NET INCOME FOR THE THREE MONTHS
          ENDED MARCH 31, 2000                   0        0        468          0           0        468

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                          (91)                   (91)
                                          --------  -------   --------  ---------     -------   --------
TOTAL COMPREHENSIVE INCOME                       0        0        468        (91)          0        377


DIVIDENDS ON 716,991 SHARES
          COMMON STOCK @ $0.32                                    (229)                             (229)
                                          --------  -------   --------  ---------     -------   --------
                                          $  1,300  $ 2,408   $ 12,475      ($732)      ($860)  $ 14,591
                                          ========  =======   ========  =========     =======   ========


BALANCE - DECEMBER 31
           1998                           $  1,300  $ 2,408   $ 11,171        $40       ($860)  $ 14,059


COMPREHENSIVE INCOME
 NET INCOME FOR THE THREE MONTHS
          ENDED MARCH 31, 1999                   0        0        491          0           0        491

NET UNREALIZED GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                         (109)
                                          --------  -------   --------  ---------     -------   --------
TOTAL COMPREHENSIVE INCOME                       0        0        491       (109)          0        382

DIVIDENDS ON 716,991 SHARES
          COMMON STOCK @ $0.29                                    (206)                             (206)
                                          --------  -------   --------  ---------     -------   --------
                                          $  1,300  $ 2,408   $ 11,456       ($69)      ($860)  $ 14,235
                                          ========  =======   ========  =========     =======   ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
            For the Three Month Periods Ended March 31, 2000 and 1999


                                                                     2000             1999
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                       $  468           $  491
                                                                    ------           ------
   ADJUSTMENTS TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                                     67               40
       SECURITY AMORTIZATION AND
         ACCREATION                                                      3               (1)
       MARKET VALUE AMORTIZATION                                        (1)              (1)
       PROVISION FOR LOAN LOSSES                                         0               23
       (INCREASE) DECREASE IN OTHER
                ASSETS                                                 (52)            (235)
       INCREASE (DECREASE) IN OTHER
                LIABILITIES                                            (84)             185
                                                                    ------           ------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                           401              502

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE                   0            5,500
   PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE           900            2,000
   PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY               0              500
   PURCHASE OF SECURITIES AVAILABLE FOR SALE                             0          (10,956)
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                                               (750)           1,630
   NET (INCREASE) DECREASE IN LOANS                                    513           (5,099)
   PURCHASE OF BANK PREMISES
     AND EQUIPMENT                                                     (25)            (564)
                                                                    ------           ------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                           638           (6,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                                 4,065            3,781
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                                2,005            1,870
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                                     776              171
   NET INCREASE (DECREASE) IN                                       (9,840)
     FEDERAL FUNDS PURCHASED
   DIVIDENDS PAID                                                     (229)            (206)
                                                                    ------           ------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                        (3,223)           5,616
                                                                    ------           ------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (2,184)            (871)

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                               7,184            5,727
                                                                    ------           ------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                                    $5,000           $4,856
                                                                    ======           ======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            March 31, 2000


             LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1.  Financial Statements:

         The foregoing statements are unaudited; however, in the opinion of the Management, all adjustments (comprising of only normal recurring accruals) necessary for a fair presentation of the financial statements have been included.

2.  Basis of Consolidation:

         The Consolidated Statement of Condition and Consolidated Statement of Income of Logan County BancShares, Inc. include the activity of Logan Bank and Trust Company and Bank of Chapmanville, a wholly owned subsidiary.

3. Year 2000 Assessment

         Management has initiated a Company-wide program to assess its data processing, information systems and customer service programs to ensure the Company's operating capabilities in the year 2000. Currently, the Company's subsidiary Bank, LB&T, uses EDS, a regional provider of financial institution data processing as it's primary provider of computer services and data processing. EDS has certified it's hardware and software are Year 2000, and beyond, compliant.

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

EARNINGS SUMMARY

     The Company reported net income of $468,000. for the three months ended March 31, 2000 compared to $491,000. for the three months ended March 31, 1999, representing a 4.91% decrease. This decrease was primarily the result of the increase in net interest income of $63,000., increase in other income of $12,000. and increase in all operating expenses of $136,000. and decrease in income taxes of $15,000.

     Earnings per common share were $0.65 for the three months ended March 31, 2000 compared with $0.68 for the same period of 1999.

     Logan County Bancshares' annualized return on assets (ROA) for the three month period ended March 31, 2000 was 1.25% compared to 1.35% for the three month period ended March 31, 1999. Annualized return on shareholders' equity (ROE) was 12.83% and 13.80% at March 31, 2000 and 1999, respectively.

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

     Interest income amounted to $2,724,000. at March 31, 2000, an increase of $156,000. from March 31, 1999. Interest expense also increased $93,000., resulting in an overall increase of $63,000. or 4.19% in net interest income between March 31, 2000 and March 31, 1999.

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

     For the three month period ended March 31, 2000 and 1999, the provision for loan losses was $0.00 and $23,000. respectively.

     The reserve for loan losses was $701,000. at March 31, 2000 compared to $721,000. at March 31, 1999. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .64% at March 31, 2000 and .72% at March 31, 1999.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

           SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                        (in thousands of dollars)


                                                     March 31,
                                              ------------------------
                                               2000              1999
                                              ------            ------
Loans past due 90 or more days
   still accruing interest                    $3,266            $3,501
                                              ------            ------
Nonperforming assets:
   Nonaccruing loans                             684               459
   Other real estate owned                       373               236
                                              ------            ------
                                              $1,057            $  695
                                              ======            ======


NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the three month period ended March 31, 2000, noninterest income totalled $187,000., representing a increase of $12,000., or 6.86% from the $175,000. recorded during the same period of 1999. This increase was primarily due to increases in service fees income of $10,000.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 2000, the Company's noninterest expense totalled $1,030,000., increasing $136,000. over the $894,000. of noninterest expense for the three months ended March 31, 1999. Expressed as a percentage of assets, annualized noninterest expense was 2.75% at March 31, 2000, compared to 2.46% at March 31, 1999.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 52% of total noninterest expense at March 31, 2000 and 1999. Salaries and employee benefits increased $53,000., or 10.90% at March 31, 2000 compared to March 31, 1999. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' federal income tax expense, for the three month period ended March 31, 2000, reflected a $15,000. decrease when compared to the same period of 1999. Income tax expense equalled 35.45% and 35.65% of income before taxes at March 31, 2000 and 1999, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of tax-exempt interest income included in income before income taxes.

Balance Sheet Data:

     Total assets decreased by $2,931,000. between year end and March 31, 2000 to a balance of $149,815,000. The major component of this change was a decrease in Investment Securities of $1,062,000., and loan decreases of $513,000. and cash decreased by $2,184,000. The primary source of funds for this change was an increase in deposits of $6,846,000., a decrease in Federal Funds purchased of $9,840,000., and net income of $468,000.

Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At March 31, 2000, Federal Funds Sold amounted to $750,000. and securities maturing within one year amounted to $2,499,000. These are compared to the balances at March 31, 1999 of $5,890,000. in Federal Funds Sold and maturing Investment Securities of $3,460,000. due within one year.

     Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 2000 and 1999, banks continue to be faced with more volatile, interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $12,475,000. and has a total Stockholders' Equity of $14,591,000. as of March 31, 2000; as compared to $11,456,000. of Retained Earnings and total Stockholders' equity of $14,235,000. at March 31, 1999.

     The equity capital was 9.74% and 9.79% of total assets at March 31, 2000 and 1999 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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


                                        LOGAN COUNTY BANCSHARES, INC.
                                   -------------------------------------
                                             (Registrant)




Date ____________________________  ______________________________________
                                    Harvey Oakley, President
                                    (Signature(Signature)


Date ____________________________  ______________________________________
                                    Eddie D. Canterbury, Exec. Vice Pres.
                                    (Signature(Signature)