Form 10-Q
period 2000-06-30
LOGAN COUNTY BANCSHARES INC
filed 2000-08-14
CIK 760327

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For Quarter Ended           June 30, 2000
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:~

Indicate  the number  of shares  outstanding,  of each  of the  issuer's
classes of common stock, as of the latest practicable date.   716,991
                                                            ------------

                      LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS:

                  Consolidated Statement of Condition As of June 30,
                      2000 and 1999 and December 31, 1999.

                  Consolidated Statement of Income For the Three Month
                      Period Ended June 30, 2000 and 1999.

                  Consolidated Statement of Income For the Six Month
                      Period Ended June 30, 2000 and 1999.

                  Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Six Month Period Ended June
                      30, 2000 and 1999.

                  Consolidated Statement of Cash Flows for the Six Month Period
                      Ended June 30, 2000 and 1999.

                  Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Condition
                  June 30, 2000 and 1999 and December 31, 1999
                                 (In Thousands)

                                ASSETS
                                ------                            June 30,                               December 31,
                                                        2000                        1999                      1999
                                                        ----                        ----                 ------------
CASH AND DUE FROM BANKS                                $6,013                      $5,183                 $7,184

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                                28,409                      31,080                 30,029
     HELD TO MATURITY                                       0                         497                      0
FEDERAL FUNDS SOLD                                          0                         810                      0

LOANS:
          TOTAL LOANS                                 112,895                     104,050                109,572

                   RESERVE FOR LOAN LOSSES                613                         720                    701
                                                     --------                    --------               --------
                   NET LOANS                          112,282                     103,330                108,871

BANK PREMISES AND EQUIPMENT                             3,706                       2,687                  3,774

ACCRUED INTEREST AND OTHER ASSETS                       2,846                       2,054                  2,888
                                                     --------                    --------               --------
                                                     $153,256                    $145,641               $152,746
                                                     ========                    ========               ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
DEPOSITS:
          DEMAND DEPOSITS:
           NON-INTEREST                               $20,524                     $20,146                $19,332
           INTEREST BEARING                            20,213                      20,889                 18,999
          SAVINGS DEPOSITS                             33,498                      31,851                 31,024
          TIME DEPOSITS                                59,673                      57,968                 58,264
                                                     --------                    --------               --------
                   TOTAL DEPOSITS                     133,908                     130,854                127,619

FEDERAL FUNDS PURCHASED AND SECURITIES
    SOLD UNDER AGREEMENTS TO REPURCHASE                 3,810                           0                  9,840
ACCRUED AND OTHER LIABILITIES AND                         555                         651                    789

INCOME TAXES PAYABLE:
          CURRENT                                          69                          84                    (18)
          DEFERRED                                         72                        (219)                    72
                                                     --------                    --------               --------
                   TOTAL LIABILITIES                  138,414                     131,370                138,302

STOCKHOLDERS' EQUITY:
          COMMON STOCK-$1.67 PAR VALUE;
           AUTHORIZED - 780,000 SHARES
           OUTSTANDING-716,991 SHARES
           IN 2000 AND 1999                             1,300                       1,300                  1,300
          SURPLUS                                       2,408                       2,408                  2,408
          RETAINED EARNINGS                            11,994                      11,423                 11,596
          TREASURY STOCK                                 (860)                       (860)                  (860)
                                                     --------                    --------               --------
                   TOTAL STOCKHOLDERS' EQUITY          14,842                      14,271                 14,444
                                                     --------                    --------               --------
                                                     $153,256                    $145,641               $152,746
                                                     ========                    ========               ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
             For the Six Month Periods Ended June 30, 2000 and 1999
                                 (In Thousands)

                                                         2000                        1999
                                                         ----                        ----
INTEREST INCOME:
          INTEREST ON LOANS                             $2,315                      $2,105
          INTEREST ON INVESTMENTS                          469                         475
          INTEREST ON FEDERAL FUNDS SOLD                     9                          86
                                                        ------                      ------
                                                         2,793                       2,666

INTEREST EXPENSE:
          INTEREST ON DEPOSITS                           1,081                       1,072
          INTEREST OTHER                                    69                           0
                                                        ------                      ------
                  NET INTEREST INCOME                    1,643                       1,594

PROVISION FOR LOAN LOSSES                                    0                           0
                                                        ------                      ------
                  NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES             1,643                       1,594

OTHER INCOME:
          SERVICE FEES                                     184                         161
          OTHER OPERATING INCOME                             8                           7
                                                        ------                      ------
                  TOTAL OTHER INCOME                       192                         168

OTHER EXPENSES:
          SALARIES AND BENEFITS                            522                         493
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                                       134                          80
          OTHER OPERATING EXPENSES                         374                         339
                                                        ------                      ------
                  TOTAL OTHER EXPENSES                   1,030                         912

INCOME BEFORE INCOME TAXES                                 805                         850

INCOME TAXES                                               292                         305
                                                        ------                      ------
          NET INCOME                                      $513                        $545
                                                        ======                      ======

PER SHARE OF COMMON STOCK NET INCOME                     $0.72                       $0.76
                                                        ======                      ======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
             For the Six Month Periods Ended June 30, 2000 and 1999
                                 (In Thousands)

                                                           2000                        1999
                                                           ----                        ----
INTEREST INCOME:
          INTEREST ON LOANS                               $4,556                      $4,131
          INTEREST ON INVESTMENTS                            947                         912
          INTEREST ON FEDERAL FUNDS SOLD                      14                         191
                                                          ------                      ------
                                                           5,517                       5,234

INTEREST EXPENSE:
          INTEREST ON DEPOSITS                             2,237                       2,135
          INTEREST OTHER                                      69                           0
                                                          ------                      ------
                  NET INTEREST INCOME                      3,211                       3,099

PROVISION FOR LOAN LOSSES                                      0                          23
                                                          ------                      ------
                  NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES               3,211                       3,076

OTHER INCOME:
          SERVICE FEES                                       330                         297
          OTHER OPERATING INCOME                              49                          46
                                                          ------                      ------
                  TOTAL OTHER INCOME                         379                         343

OTHER EXPENSES:
          SALARIES AND BENEFITS                             1061                         979
          EXPENSE OF BANK PREMISES AND
           EQUIPMENT                                         271                         203
          OTHER OPERATING EXPENSES                           728                         624
                                                          ------                      ------
                  TOTAL OTHER EXPENSES                     2,060                       1,806

INCOME BEFORE INCOME TAXES                                  1530                        1613

INCOME TAXES                                                 549                         577
                                                          ------                      ------
          NET INCOME                                        $981                      $1,036
                                                          ======                      ======

PER SHARE OF COMMON STOCK NET INCOME                       $1.37                       $1.44
                                                          ======                      ======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity
             For the Six Month Periods Ended June 30, 2000 and 1999
                                 (In Thousands)

                                                                                        Accumulated
                                                                                        Other
                                         Common                         Retained        Comprehensive        Treasury
                                         Stock          Surplus         Earnings        Income, Net          Stock           Total
                                         ------         -------         --------        -------------        --------        -----
BALANCE - DECEMBER 31
          1999                           $1,300         $2,408           $12,236             ($641)          ($860)         $14,443

COMPREHENSIVE INCOME
 NET INCOME FOR THE SIX MONTHS
          ENDED JUNE 30, 2000                 0              0               981                 0               0              981

CHANGE IN NET UNREALIZED
          HOLDING GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                                          (124)                            (124)
                                         ------         ------           -------             -----           -----          -------
TOTAL COMPREHENSIVE INCOME                    0              0               981              (124)              0              857


DIVIDENDS ON 716,991 SHARES
          COMMON STOCK @ $0.64                                              (458)                                              (458)
                                         ------         ------           -------             -----           -----          -------
                                         $1,300         $2,408           $12,759             ($765)          ($860)         $14,842
                                         ======         ======           =======             =====           =====          =======


BALANCE - DECEMBER 31
           1998                          $1,300         $2,408           $11,171               $40           ($860)         $14,059


COMPREHENSIVE INCOME

 NET INCOME FOR THE SIX MONTHS
          ENDED JUNE 30, 1999                 0              0             1,036                 0               0            1,036

NET UNREALIZED GAINS (LOSSES)
          ON AVAILABLE FOR-SALE
          SECURITIES                                                                          (410)
                                         ------         ------           -------             -----           -----          -------
TOTAL COMPREHENSIVE INCOME                    0              0              1036              (410)              0              626

DIVIDENDS ON 716,991 SHARES
          COMMON STOCK @ $0.57                                              (414)                                              (414)
                                         ------         ------           -------             -----           -----          -------
                                         $1,300         $2,408           $11,793             ($370)          ($860)         $14,271
                                         ======         ======           =======             =====           =====          =======


  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                          2000                1999
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                             $981               $1,036
   ADJUSTMENTS TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                                        133                   82
       SECURITY AMORTIZATION AND
         ACCREATION                                                          5                   (2)
       MARKET VALUE AMORTIZATION                                            (2)                  (2)
       PROVISION FOR LOAN LOSSES                                             0                   23
       (INCREASE) DECREASE IN OTHER
         ASSETS                                                            134                 (305)
       INCREASE (DECREASE) IN OTHER
         LIABILITIES                                                      (147)                  (4)
                                                                        ------               ------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,104                  828

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE                       0                6,500
   PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE             3,400                2,000
   PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                   0                2,000
   PURCHASE OF SECURITIES AVAILABLE FOR SALE                            (2,000)             (14,969)
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                                                      0                6,710
   NET (INCREASE) DECREASE IN LOANS                                     (3,411)              (8,951)
   PURCHASE OF BANK PREMISES
     AND EQUIPMENT                                                         (65)                (682)
                                                                        ------               ------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                            (2,076)              (7,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                                     2,406                2,099
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                                    2,474                2,034
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                                       1,409                2,301
   NET INCREASE (DECREASE) IN                                           (6,030)                   0
     FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
     UNDER AGREEMENT TO REPURCHASE
   DIVIDENDS PAID                                                         (458)                (414)
                                                                        ------               ------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              (199)               6,020
                                                                        ------               ------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     (1,171)                (544)

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                                   7,184                5,727
                                                                        ------               ------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                                        $6,013               $5,183
                                                                        ======               ======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  June 30, 2000

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

EARNINGS SUMMARY

     The Company reported net income of $981,000. for the six months ended June 30, 2000 compared to $1,036,000. for the six months ended June 30, 1999, representing a 5.30% decrease. This decrease was primarily the result of the increase in net interest income of $135,000., increase in other income of $36,000. and increase in all operating expenses of $254,000. and decrease in income taxes of $28,000.

     Earnings per common share were $1.37 for the six months ended June 30, 2000 compared with $1.44 for the same period of 1999.

     Logan County Bancshares' annualized return on assets (ROA) for the six month period ended June 30, 2000 was 1.28% compared to 1.42% for the six month period ended June 30, 1999. Annualized return on shareholders' equity (ROE) was 13.21% and 14.52% at June 30, 2000 and 1999, respectively.

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

     Interest income amounted to $5,517,000. at June 30, 2000, an increase of $283,000. from June 30, 1999. Interest expense also increased $171,000., resulting in an overall increase of $112,000. or 3.61% in net interest income between June 30, 2000 and June 30, 1999.

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

     For the six month period ended June 30, 2000 and 1999, the provision for loan losses was $0.00 and $0. respectively.

     The reserve for loan losses was $613,000. at June 30, 2000 compared to $720,000. at June 30, 1999. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .54% at June 30, 2000 and .69% at June 30, 1999.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)

                                                                     June 30,
                                                             ------------------------
                                                              2000              1999
                                                             ------            ------
Loans past due 90 or more days
   still accruing interest                                   $2,738            $3,465
                                                             ------            ------
Nonperforming assets:
   Nonaccruing loans                                            596               489
   Other real estate owned                                      384               244
                                                             ------            ------
                                                               $980              $733
                                                             ======            ======

NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the six month period ended June 30, 2000, noninterest income totalled $379,000., representing a increase of $36,000., or 10.50% from the $343,000. recorded during the same period of 1999. This increase was primarily due to increases in service fees income of $33,000.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 2000, the Company's noninterest expense totalled $2,060,000., increasing $254,000. over the $1,806,000. of noninterest expense for the six months ended June 30, 1999. Expressed as a percentage of assets, annualized noninterest expense was 2.69% at June 30, 2000, compared to 2.48% at June 30, 1999.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 52% of total noninterest expense at June 30, 2000 and 1999. Salaries and employee benefits increased $82,000., or 8.37% at June 30, 2000 compared to June 30, 1999. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' federal income tax expense, for the six month period ended June 30, 2000, reflected a $28,000. decrease when compared to the same period of 1999. Income tax expense equalled 35.88% and 35.77% of income before taxes at June 30, 2000 and 1999, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences included in income before income taxes.

Balance Sheet Data:

     Total assets increased by $510,000. between year end and June 30, 2000 to a balance of $153,256,000. The major component of this change was a decrease in Investment Securities of $1,620,000., and loan increases of $3,323,000. and cash decreased by $1,171,000. The primary source of funds for this change was an increase in deposits of $6,289,000., a decrease in Federal Funds purchased of $6,030,000., and net income of $981,000.

Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At June 30, 2000, Federal Funds Sold amounted to $0 and securities maturing within one year amounted to $2,100,000. These are compared to the balances at June 30, 1999 of $810,000. in Federal Funds Sold and maturing Investment Securities of $1,982,000. due within one year.

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

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $11,994,000. and has a total Stockholders' Equity of $14,842,000. as of June 30, 2000; as compared to $11,456,000. of Retained Earnings and total Stockholders' equity of $14,271,000. at June 30, 1999.

     The equity capital was 9.68% and 9.80% of total assets at June 30, 2000 and 1999 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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