Form 10-Q
period 2000-09-30
LOGAN COUNTY BANCSHARES INC
filed 2000-11-13
CIK 760327

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended           September 30, 2000
                       -------------------------------------------------------
Commission File Number      2-95114
                       -------------------------------------------------------

                          LOGAN COUNTY BANCSHARES, INC.
------------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

                            WEST VIRGINIA
------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)

                            55-0660015
------------------------------------------------------------------------------
                 (IRS Employer Identification Number)

P. O. BOX 597, LOGAN, WEST VIRGINIA                  25601
------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)
                                                 -
                            (304) 752-1166
------------------------------------------------------------------------------
           (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  the number  of shares  outstanding,  of each  of the  issuer's
classes of common stock, as of the latest practicable date.   716,991
                                                            ----------

                         LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS:

                 Consolidated Statement of Condition As of September 30,
                      2000 and 1999 and December 31, 1999.

                 Consolidated Statement of Income For the Three Month
                      Period Ended September 30, 2000 and 1999.

                 Consolidated Statement of Income For the Nine Month
                      Period Ended September 30, 2000 and 1999.

                 Consolidated  Statement  of Changes in Stockholders'
                      Equity for the Nine Month Period Ended
                      September 30, 2000 and 1999.

                 Consolidated Statement of Cash Flows for the Nine Month Period
                      Ended September 30, 2000 and 1999.

                 Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

                LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Condition
                         September 30, 2000 and 1999 and
                               December 31, 1999
                                 (In Thousands)



                             ASSETS
                             ------              September 30,        December 31,
                                              2000          1999         1999
                                           ---------     ---------     ---------
CASH AND DUE FROM BANKS                    $   5,481     $   4,861     $   7,184

INVESTMENT SECURITIES:
     AVAILABLE FOR SALE                       28,898        31,537        30,029
     HELD TO MATURITY                              0             0             0
FEDERAL FUNDS SOLD                             1,830             0             0

LOANS:
     TOTAL LOANS                             113,193       108,810       109,572

       RESERVE FOR LOAN LOSSES                   613           718           701
                                           ---------     ---------     ---------
       NET LOANS                             112,580       108,092       108,871

BANK PREMISES AND EQUIPMENT                    3,656         3,025         3,774

ACCRUED INTEREST AND OTHER ASSETS              2,713         2,356         2,888
                                           ---------     ---------     ---------
                                           $ 155,158     $ 149,871     $ 152,746
                                           ---------     ---------     ---------
                                           ---------     ---------     ---------

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
DEPOSITS:
    DEMAND DEPOSITS:
     NON-INTEREST                          $  21,500     $  18,692     $  19,332
     INTEREST BEARING                         20,588        22,297        18,999
    SAVINGS DEPOSITS                          31,722        32,439        31,024
    TIME DEPOSITS                             63,178        59,717        58,264
                                           ---------     ---------     ---------
       TOTAL DEPOSITS                        136,988       133,145       127,619

FEDERAL FUNDS PURCHASED AND SECURITIES
    SOLD UNDER AGREEMENTS TO REPURCHASE        2,000         1,590         9,840
ACCRUED AND OTHER LIABILITIES                    572           611           789

INCOME TAXES PAYABLE:
    CURRENT                                       79            91           (18)
    DEFERRED                                      72          (207)           72
                                           ---------     ---------     ---------
       TOTAL LIABILITIES                     139,711       135,230       138,302

STOCKHOLDERS' EQUITY:
COMMON STOCK-$1.67 PAR VALUE;
     AUTHORIZED - 780,000 SHARES
     OUTSTANDING-716,991 SHARES
     IN 2000 AND 1999                          1,300         1,300         1,300
SURPLUS                                        2,408         2,408         2,408
RETAINED EARNINGS                             12,599        11,793        11,596
TREASURY STOCK                                  (860)         (860)         (860)
                                           ---------     ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY               15,447        14,641        14,444
                                           ---------     ---------     ---------
                                           $ 155,158     $ 149,871     $ 152,746
                                           =========     =========     =========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
          For the Three Month Periods Ended September 30, 2000 and 1999
                                 (In Thousands)


                                         2000      1999
                                        ------    ------
INTEREST INCOME:
    INTEREST ON LOANS                   $2,456    $2,205
    INTEREST ON INVESTMENTS                469       503
    INTEREST ON FEDERAL FUNDS SOLD          28        38
                                        ------    ------
                                         2,953     2,746

INTEREST EXPENSE:

    INTEREST ON DEPOSITS                 1,241     1,093
    INTEREST OTHER                           0         0
                                        ------    ------
        NET INTEREST INCOME              1,712     1,653

PROVISION FOR LOAN LOSSES                    0         0
                                        ------    ------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES       1,712     1,653

OTHER INCOME:
    SERVICE FEES                           162       167
    OTHER OPERATING INCOME                   7        13
                                        ------    ------
      TOTAL OTHER INCOME                   169       180

OTHER EXPENSES:
    SALARIES AND BENEFITS                  514       487
    EXPENSE OF BANK PREMISES AND
     EQUIPMENT                             136       109
    OTHER OPERATING EXPENSES               430       349
                                        ------    ------
      TOTAL OTHER EXPENSES               1,080       945

INCOME BEFORE INCOME TAXES                 801       888

INCOME TAXES                               250       319
                                        ------    ------
    NET INCOME                          $  551    $  569
                                        ======    ======

PER SHARE OF COMMON STOCK NET INCOME    $ 0.77    $ 0.80
                                        ======    ======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
          For the Nine Month Periods Ended September 30, 2000 and 1999
                                 (In Thousands)


                                             2000          1999
                                            ------        ------
INTEREST INCOME:
    INTEREST ON LOANS                       $7,012        $6,336
    INTEREST ON INVESTMENTS                  1,416          1415
    INTEREST ON FEDERAL FUNDS SOLD              42           229
                                            ------        ------
                                             8,470         7,980

INTEREST EXPENSE:
    INTEREST ON DEPOSITS                     3,478         3,228
    INTEREST OTHER                              69             0
                                            ------        ------
        NET INTEREST INCOME                  4,923         4,752

PROVISION FOR LOAN LOSSES                        0            23
                                            ------        ------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES           4,923         4,729

OTHER INCOME:
    SERVICE FEES                               492           464
    OTHER OPERATING INCOME                      56            59
                                            ------        ------
        TOTAL OTHER INCOME                     548           523

OTHER EXPENSES:
    SALARIES AND BENEFITS                    1,575          1466
    EXPENSE OF BANK PREMISES AND
     EQUIPMENT                                 407           312
    OTHER OPERATING EXPENSES                 1,158           973
                                            ------        ------
        TOTAL OTHER EXPENSES                 3,140         2,751

INCOME BEFORE INCOME TAXES                    2331          2501

INCOME TAXES                                   799           896
                                            ------        ------
    NET INCOME                              $1,532        $1,605
                                            ======        ======
PER SHARE OF COMMON STOCK NET INCOME        $ 2.14        $ 2.24
                                            ======        ======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Statement in Changes in Stockholders' Equity
          For the Nine Month Periods Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                                         Accumulated
                                                                         Other
                                    Common                   Retained    Comprehensive   Treasury
                                    Stock       Surplus      Earnings    Income, Net     Stock         Total
                                   --------     --------     --------    -------------   --------     --------

BALANCE - DECEMBER 31 2000         $  1,300     $  2,408     $ 12,236        ($641)       ($860)    $ 14,443

COMPREHENSIVE INCOME
 NET INCOME FOR THE NINE MONTHS

    ENDED SEPTEMBER 30, 2000              0            0        1,532            0            0        1,532
CHANGE IN NET UNREALIZED
    HOLDING GAINS (LOSSES)
    ON AVAILABLE FOR-SALE
    SECURITIES                                                                 160                       160
                                   --------     --------     --------     --------     --------     --------
TOTAL COMPREHENSIVE INCOME                0            0        1,532          160            0        1,692

DIVIDENDS ON 716,991 SHARES
    0 COMMON STOCK @ $0.96                                       (688)                                  (688)
                                   --------     --------     --------     --------     --------     --------
                                   $  1,300     $  2,408     $ 13,080        ($481)       ($860)    $ 15,447
                                   --------     --------     --------     --------     --------     --------
                                   --------     --------     --------     --------     --------     --------



BALANCE - DECEMBER 31 1999         $  1,300     $  2,408     $ 11,171         $ 40        ($860)    $ 14,059

COMPREHENSIVE INCOME
 NET INCOME FOR THE NINE MONTHS
    ENDED SEPTEMBER 30, 1999              0            0        1,605            0            0        1,605

NET UNREALIZED GAINS (LOSSES)
    ON AVAILABLE FOR-SALE
    SECURITIES                                                                (394)                     (394)
                                   --------     --------     --------     --------     --------     --------

TOTAL COMPREHENSIVE INCOME                0            0         1605         (394)           0        1,211

DIVIDENDS ON 716,991 SHARES
    COMMON STOCK @ $0.88                                         (629)                                  (629)
                                   --------     --------     --------     --------     --------     --------
                                   $  1,300     $  2,408     $ 12,147        ($354)       ($860)    $ 14,641
                                   --------     --------     --------     --------     --------     --------
                                   --------     --------     --------     --------     --------     --------




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   2000          1999
                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                   $  1,532     $  1,605
   ADJUSTMENTS TO RECONCILE NET
     INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
       DEPRECIATION                                                  200          120
       SECURITY AMORTIZATION AND
         ACCREATION                                                    5            0
       MARKET VALUE AMORTIZATION                                      (3)          (3)
       PROVISION FOR LOAN LOSSES                                       0           23
       (INCREASE) DECREASE IN OTHER
         ASSETS                                                       37         (608)
       INCREASE (DECREASE) IN OTHER
         LIABILITIES                                                (120)         (79)
                                                                --------     --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,651        1,058

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OFSECURITIES AVAILABLE FOR SALE                  0        9,700
   PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE       5,400        5,000
   PURCHASE OF SECURITIES AVAILABLE FOR SALE                      (3,974)     (19,074)
   NET (INCREASE) DECREASE IN
     FEDERAL FUNDS SOLD                                           (1,830)       7,520
   NET (INCREASE) DECREASE IN LOANS                               (3,709)     (13,696)
   PURCHASE OF BANK PREMISES
     AND EQUIPMENT                                                   (82)      (1,060)
                                                                --------     --------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                      (4,195)     (11,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN
     DEMAND DEPOSITS                                               3,757        2,053
   NET INCREASE (DECREASE) IN
     SAVINGS DEPOSITS                                                698        2,622
   NET INCREASE (DECREASE) IN
     TIME DEPOSITS                                                 4,914        4,050
   NET INCREASE (DECREASE) IN
     FEDERAL FUNDS PURCHASED AND SECURITIES SOLD                  (7,840)       1,590
     UNDER AGREEMENT TO REPURCHASE
   DIVIDENDS PAID                                                   (688)        (629)
                                                                --------     --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         841        9,686
                                                                --------     --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               (1,703)        (866)

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                             7,184        5,727
                                                                --------     --------
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                                $  5,481     $  4,861
                                                                ========     ========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               September 30, 2000

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

EARNINGS SUMMARY

     The Company reported net income of $1,532,000. for the nine months ended September 30, 2000 compared to $1,605,000. for the nine months ended September 30, 1999, representing a 4.55% decrease. This decrease was primarily the result of the increase in net interest income of $171,000., increase in other income of $25,000. and increase in all operating expenses of $389,000. and decrease in income taxes of $97,000.

     Earnings per common share were $2.14 for the nine months ended September 30, 2000 compared with $2.24 for the same period of 1999.

     Logan County Bancshares' annualized return on assets (ROA) for the nine month period ended September 30, 2000 was 1.32% compared to 1.42% for the nine month period ended September 30, 1999. Annualized return on shareholders' equity
(ROE) was 13.22% and 14.62% at September 30, 2000 and 1999, respectively.

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

     Interest income amounted to $8,470,000. at September 30, 2000, an increase of $490,000. from September 30, 1999. Interest expense also increased $319,000., resulting in an overall increase of $171,000. or 3.60% in net interest income between September 30, 2000 and September 30, 1999.

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

     For the nine month period ended September 30, 2000 and 1999, the provision for loan losses was $0.00 and $23,000. respectively.

     The reserve for loan losses was $613,000. at September 30, 2000 compared to $718,000. at September 30, 1999. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .54% at September 30, 2000 and
 .66% at September 30, 1999.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

           SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                        (in thousands of dollars)

                                           September 30,
                                      -----------------------
                                        2000          1999
                                      ---------     ---------
Loans past due 90 or more days
   still accruing interest            $3,440        $4,077
                                      ------        ------
Nonperforming assets:
   Nonaccruing loans                     511           474
   Other real estate owned               270           315
                                      ------        ------
                                      $  781        $  789
                                      ======        ======



NONINTEREST INCOME

     Noninterest income includes revenues from all sources other than interest income. For the nine month period ended September 30, 2000, noninterest income totalled $548,000., representing a increase of $25,000., or 4.78% from the $523,000. recorded during the same period of 1999. This increase was primarily due to increases in service fees income of $28,000.

NONINTEREST EXPENSE

     Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 2000, the Company's noninterest expense totalled $3,140,000., increasing $389,000. over the $2,751,000. of noninterest expense for the nine months ended September 30, 1999. Expressed as a percentage of assets, annualized noninterest expense was 2.69% at September 30, 2000, compared to 2.45% at September 30, 1999.

     Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 51% of total noninterest expense at September 30, 2000 and 1999. Salaries and employee benefits increased $109,000., or 7.43% at September 30, 2000 compared to September 30, 1999. This increase is primarily due to increased personnel.

INCOME TAXES

     Logan County Bancshares' income tax expense, for the nine month period ended September 30, 2000, reflected a $97,000. decrease when compared to the same period of 1999. Income tax expense equalled 34.28% and 35.82% of income before taxes at September 30, 2000 and 1999, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences included in income before income taxes.

Balance Sheet Data:

     Total assets increased by $2,412,000. between year end and September 30, 2000 to a balance of $155,158,000. The major component of this change was a decrease in Investment Securities of $1,131,000., and loan increases of $3,621,000. and cash decreased by $1,703,000. The primary source of funds for this change was an increase in deposits of $9,369,000., a decrease in Federal Funds purchased of $7,840,000., and net income of $1,532,000.

Liquidity:

     Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At September 30, 2000, Federal Funds Sold amounted to $1,830,000. and securities maturing within one year amounted to $1,992,000. These are compared to the balances at September 30, 1999 of $0. in Federal Funds Sold and maturing Investment Securities of $3,409,000. due within one year.

     Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 2000 and 1999, banks continue to be faced with volatile interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

     Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings. Since Logan's formation, it has accumulated Retained Earnings of $12,599,000. and has a total Stockholders' Equity of $15,447,000. as of September 30, 2000; as compared to $11,793,000. of Retained Earnings and total Stockholders' equity of $14,641,000. at September 30, 1999.

     The equity capital was 9.96% and 9.77% of total assets at September 30, 2000 and 1999 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

                                        LOGAN COUNTY BANCSHARES, INC.
                                   -------------------------------------
                                             (Registrant)



Date ---------------------------  --------------------------------------
                                         Frank H. Oakley, Chairman
                                         (Signature)


                                  --------------------------------------
                                         Harvey Oakley, President
                                         (Signature)


Date ---------------------------  --------------------------------------
                                   Eddie D. Canterbury, Exec. Vice Pres.
                                  (Signature)