Form 10-K
period 2000-12-31
LOGAN COUNTY BANCSHARES INC
filed 2001-03-27
CIK 760327

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K
                Annual Report Persuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

    For the calendar year ended December 31, 2000 Commission File No.2-95114

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

                       Class Outstanding at March 23, 2001

     Common Stock ($1.67 Par Value)              716,991 Shares

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

 Aggregate market value of voting stock      Based on last trade price

            $30,113,622                             $42.00

                       Documents Incorporated by Reference

                                     (NONE)

                          LOGAN COUNTY BANCSHARES, INC.

                                   FORM 10 - K

                                      INDEX
                                      -----

                                                                    Page
                                                                    ----
ITEM  1 - Business...............................................   1 - 6

ITEM  2 - Properties.............................................     7

ITEM  3 - Legal Proceedings......................................     7

ITEM  4 - Submission of Matters to a Vote of Security
          Holders................................................     7

ITEM  5 - Market for the Registrant's Common Stock
          and Related Security Holder Matters....................     8

ITEM  6 - Selected Financial Data................................     9

ITEM  7 - Management's Discussion and Analysis...................    10

ITEM  8 - Financial Statements and Supplemental Data.............    31

ITEM  9 - Disagreements on Accounting and Financial
          Disclosures............................................    54

ITEM 10 - Directors and Executive Officers of the
          Registrant.............................................    54

ITEM 11 - Executive Compensation.................................    55

ITEM 12 - Security Ownership of Certain Beneficial
          Owners and Management..................................    55

ITEM 13 - Certain Relationships and Related Transactions.........    55

ITEM 14 - Exhibits, Financial Statement Schedules and
          Reports on Form 8K.....................................    55

PROXY MATERIALS..................................................  56 - 61

SIGNATURES.......................................................    63

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

         The Chapmanville Bank of LB&T bank has one location situated on Railroad Avenue in Chapmanville, West Virginia.

         This facility also provides a complete range of retail banking services to individuals and small and medium sized businesses. These services include checking, savings, NOW, certificates of deposit and money market account deposits, business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes are provided as well. In addition, the Bank offers consumer oriented financial services such as IRA accounts, night depository, safety deposit boxes and other banking related services.

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

         The sales price for Logan County Bancshares, Inc. stock is determined by negotiations between individual buyers and sellers. Although Company keeps no records of sale prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 2000 and 1999 to be as follows:

                          First      Second     Third      Fourth
Sale Price:               Quarter    Quarter    Quarter    Quarter
2000 Common Stock         $42-$42    $42-$42    $42-$42    $42-$42
1999 Common Stock         $27-$28    $28-$40    $42-$42    $42-$42

Per Share Dividends
Declared:
2000 Common Stock         $0.32      $0.32      $0.32      $0.48
1999 Common Stock         $0.29      $0.29      $0.30      $0.46


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

                               EXECUTIVE OFFICERS

         For information concerning the Executive Officers of the Corpora- tion, please see Item 10.

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

         The sales price for Logan County BancShares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Company keeps no records of sales prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentation, Corporation's management estimates the approximate market value ranges for 2000 and 1999 to be as follows:

                                      First    Second   Third   Fourth
 Sales Price:                        Quarter  Quarter  Quarter  Quarter
 ------------                        -------  -------  -------  -------
 2000 Common Stock                   $42-$42  $42-$42  $42-$42  $42-$42
 1999 Common Stock                   $27-$28  $28-$40  $42-$42  $42-$42


 Per Share Dividends Declared:
 -----------------------------
 2000 Common Stock                     $0.32    $0.32    $0.32    $0.48
 1999 Common Stock                     $0.29    $0.29    $0.30    $0.46

                        ITEM 6 - SELECTED FINANCIAL DATA

                  LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

                            (In Thousands of Dollars)


YEAR ENDED DECEMBER 31:          2000     1999     1998     1997     1996
-----------------------         ----     ----     ----     ----     ----
Total Interest Revenue         $11,508  $10,753   $9,964   $8,693   $7,359
Total Interest Expense           4,828    4,378    4,260    3,605    2,988
                               -------  -------  -------  -------  -------
Net Interest Revenue             6,680    6,375    5,704    5,088    4,371
Provision for Possible
  Loan Losses                      100       22       90      107       40
                               -------  -------  -------  -------  -------
Net Interest Revenue After
  Provision for Possible
  Loan Losses                    6,580    6,353    5,614    4,981    4,331
Other Operating Revenue            769      699      989    1,264    1,000
Other Operating Expense         (4,185)  (3,897)  (3,629)  (3,294)  (3,026)
                               -------  -------  -------  -------  -------
Income Before Income Taxes       3,164    3,155    2,974    2,951    2,305
Income Taxes                     1,131    1,131    1,083    1,057      767
                               -------  -------  -------  -------  -------
Net Income                      $2,033   $2,024   $1,891   $1,894   $1,538
                               =======  =======  =======  =======  =======
Per Common Share:
  Net Income                     $2.84    $2.83    $2.64    $2.65    $2.19
                               =======  =======  =======  =======  =======
Cash Dividends Declared          $1.44    $1.34    $1.18    $1.07    $0.77
                               =======  =======  =======  =======  =======
At December 31:
  Total Loans                 $113,641 $109,571  $95,139  $84,898  $70,872
  Total Assets                 157,480  152,746  139,278  121,850  107,380
  Total Deposits               138,723  127,619  124,420  108,107   95,233
  Short-Term Debt                2,000    9,840        0        0        0
  Total Shareholders' Equity    16,014   14,444   14,060   12,983   11,415
  Selected Ratios:
    Rate of Return  on Average:
      Total Assets                1.36%    1.39%    1.43%    1.62%    1.52%
      Shareholders' Equity       13.35%   13.84%   13.99%   15.18%   14.00%
    Tier 1 Capital to Total
     Assets at Year End          10.25%    9.92%   10.09%   11.09%   10.89%
    Average Total Share-
      holders' Equity to
      Average total Assets       10.15%   10.05%   10.22%   10.66%   10.88%
    Common Dividend Payout
      Ratio                      50.79%   47.35%   44.70%   39.60%   34.95%
    Nonaccrual and Re-
      structured Business
      Loans as a Percentage
      of Total Loans              0.13%    0.51%    0.53%    0.64%    0.96%

                  ITEM 7 - Management's Discussion and Analysis

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                  INTRODUCTION

         The Management's Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiary. Included are (a) the results of operations for 2000 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital. The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations. The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

         To assist in understanding and evaluating major changes in Logan County BancShares, Inc.'s financial position and results of operations, this discussion emphasizes a comparison of the years 2000 to 1999, 1999 to 1998, and 1998 to 1997, and also presents five year information in instances where appropriate. This discussion should be read concurrently with the audited financial statements including notes to those statements.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds. At December 31, 2000, and 1999, the funds available within one year from investments and loans were $43,830,000. and $31,095,000.

         Logan County BancShares, Inc.'s subsidiary deposit mix has increased by $11,104,000. in 2000, $3,198,000., in 1999, and $16,313,000. in 1998. These
increases in the deposit mix points out a marketing strategy that has attracted new customers to the Bank. Time deposits represented the major growth in the deposit mix. They increased by $5,392,000., and $8,056,000. respectively in 2000, 1999 and 1998. In 1998 all catagories grew while the shift in 1997 was from savings accounts into time deposits due to the Banks' promotional activities; offering competitive interest rates for short-term and long-term CD's. Demand deposits contributed to the growth in the deposit mix by increasing $4,011,000. in 2000 and $4,744,891 in 1998. Savings deposits showed slight increase in 2000 of $1,263,000. and 1999 of $1,207,000. after remaining stable over the past five years. These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate. At December 31, 2000 and 1999, 30.83% and 30.03% of the total deposits were in demand deposits, while 23.27% and 24.31% were in savings and 45.89% and 45.65% were in time deposits, respectively. The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         During 2000, 1999 and 1998, banks have been faced with a highly competitive atmosphere in the sense of maintaining a continuity of growth. Logan County BancShares, Inc. has maintained a community bank approach which enhances its performance over those years. The merger of Bank of Chapmanville into Logan Bank & Trust Company enabled the Company to operate more effeciently and thereby capture a sizeable portion of the market for deposits in the fastest growing area of Logan County, West Virginia. Also, with the addition of the Man Branch of Logan Bank & Trust and Harts Bank of Logan Bank & Trust in 1996, and the Fountain Place location in 1999, the Company has expanded its current market. See Table I. for a five-year summary of financial data.

         Capital planning is essentially the management process that allocates capital resources in a manner that generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable. Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather than the high-risk, high-exposure techniques. As noted in Table I. the ratio of net income to average assets was 1.36%, 1.39%, and 1.43%, for the years ended December 31, 2000, 1999 and 1998, respectively. Through the periods presented, management has allocated new funds into the higher-yielding loans and holding the investment securities nearly constant. Although the improvement in the local economy had been at a slow pace through the periods presented, overall loan demand and deposit growth show a marked increase due to marketing the community bank service approach.


         Table I. represents a summary of financial data for the previous five years.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

               TABLE I. - SUMMARY OF FINANCIAL DATA FOR FIVE YEARS
                            (In thousands of dollars)

                             2000     1999     1998     1997     1996
                             ----     ----     ----     ----     ----
Year End Balances:
  Total Assets             $157,480 $152,746 $139,278 $121,850 $107,380
  Total Earning Assets      147,539  139,600  130,454  113,088   99,542
  Total Deposits            138,728  127,619  124,420  108,107   95,233
  Stockholders' Equity       16,014   14,444   14,059   12,983   11,415

Income for the Year:
  Total Interest Income      11,508   10,753    9,964    8,693    7,359
  Total Interest Expense      4,828    4,378    4,260    3,605    2,988
  Net Interest Income         6,680    6,375    5,704    5,088    4,371
  Provision for Loan
    Losses                      100       22       90      107       40
  Non-Interest Income           769      699      989    1,264    1,000
  Non-interest expense        5,316    5,028    4,712    4,351    3,793
  Net Income                  2,033    2,024    1,891    1,893    1,538

Per Share Data
  Net Income                   2.84     2.83     2.64     2.65     2.19
  Stockholders' Equity        22.34    20.14    19.61    18.44    16.27
  Cash Dividends               1.44     1.34     1.18     1.07     0.77

Key Ratios
  Net Income To:
    Average Assets             1.36%    1.39%    1.43%    1.62%    1.52%
    Average Stockholders'
      Equity                  13.36%   13.84%   13.99%   15.18%   14.00%
    Average Stockholders'
      Equity to Average
      Assets                  10.15%   10.05%   10.22%   10.66%   10.88%

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

            TABLE II. - RATE ANALYSIS OF INTEREST EARNING ASSETS AND
                          INTEREST BEARING LIABILITIES
                            (In Thousands of Dollars)

                                               2000                           1999                           1998
                                   -----------------------------  -----------------------------  -------------------------------
                                    Average   Income    Average    Average   Income    Average    Average    Income     Average
                                    Balance   (Expense)  Yield     Balance   (Expense)  Yield     Balance  (Expense)    Yield
                                   --------- --------- ---------  --------- --------- ---------  --------- ---------   ---------
EARNING ASSETS:
  Loans
  (Net of Reserves & Discounts):
     Commercial                     $43,232    $3,955      9.15%   $40,468    $3,476      8.59%   $36,041     $3,209      8.90%
     Real Estate                     52,215     4,302      8.24%    49,235     4,037      8.20%    43,454      3,704      8.52%
     Consumer                        13,348     1,257      9.42%    12,212     1,100      9.01%    10,394        937      9.01%
                                   --------- --------- ---------  --------- --------- ---------  --------- ---------   ---------
       Total Net Loans              108,795     9,514      8.74%   101,915     8,613      8.45%    89,889     7,850       8.73%
                                   --------- --------- ---------  --------- --------- ---------  --------- ---------   ---------
  Investment Securities:
     Taxable                              0         0      0.00%     1,080        68      6.30%     3,245       187       5.76%
     Available for Sale              28,887     1,886      6.53%    29,045     1,840      6.33%    18,763      1210       6.45%
                                   --------- --------- ---------  --------- --------- ---------  --------- ---------   ---------
       Total Investment
         Securities                  28,887     1,886      6.53%    30,125     1,908      6.33%    22,008     1,397       6.35%
                                   --------- --------- ---------  --------- --------- ---------  --------- ---------   ---------
  Federal Funds Sold and
     Securities Purchased
     Under Option to Resale           1,728       108      6.25%     4,792       232      4.84%    13,203       717       5.43%
                                   --------- --------- ---------  --------- --------- ---------  --------- ---------   ---------
       Total Earning Assets        $139,410   $11,508      8.25%  $136,832   $10,753      7.86%  $125,100     $9,964      7.96%
                                   ========= ========= =========  ========= ========= =========  ========= =========   =========
  Interest Bearing Liabilities:
     Savings & Interest
       Bearing Demand               $55,169    $1,329      2.41%   $53,114    $1,360      2.56%   $50,133     $1,345      2.68%
     Time Deposits                   59,505     3,430      5.76%    58,167     2,964      5.10%    52,055      2,915      5.61%
     Federal Funds Purchased          1,052        69      6.56%       833        54      6.48%
                                   --------- --------- ---------  --------- --------- ---------  --------- ---------   ---------
       Total Interest Bearing
         Liabilities               $115,726    $4,828      4.17%  $112,114    $4,378      3.93%  $102,188     $4,260      4.17%
                                   ========= ========= =========  ========= ========= =========  ========= =========   =========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


 TABLE III. - VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE
                            (In Thousands of Dollars)

                                                                          2000 Vs. 1999                  1999 Vs. 1998
                                                                  ----------------------------- -----------------------------
                                     Interest Income Expense       Increase (Decrease) Due To     Increase (Decrease) Due To
                                                                            Change In                      Change In
                                     2000      1999      1998       Volume      Rate     Total     Volume    Rate     Total
                                   --------  --------  --------  --------- --------- ---------  --------- --------- ---------
INTEREST INCOME ON
EARNING ASSETS:
  LOANS:
     Commercial                      $3,955    $3,476    $3,209       $252      $227      $479       $394     ($127)     $267
     Real Estate                      4,302     4,037     3,704         245       20       265        492      (159)      333
     Consumer                         1,257     1,100       937        107        50       157        163         0       163
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
       Total Loans                    9,514     8,613     7,850        604       297       901      1,049      (286)      763
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------

  SECURITIES:
     Taxable                              0        68       187        (68)        0       (68)      (125)        6      (119)
     Tax Exempt                           0         0         0          0         0         0          0         0         0
     Available for Sale               1,886     1,840     1,210        (12)       58        46        663       (33)      630
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
       Total Securities               1,886     1,908     1,397        (80)       58       (22)       538       (27)      511
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
  FEDERAL FUNDS SOLD AND
    SECURITIES PURCHASED:
     Under Agreement to
       Resale                           108       232       717        (56)      (68)     (124)      (457)      (28)     (485)
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
TOTAL INTEREST INCOME ON
     EARNING ASSETS                  11,508    10,753     9,964        468       287       755      1,130      (341)      789
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
INTEREST EXPENSE ON
  INTEREST BEARING LIABILITIES:
     Savings and Interest Bearing
       Demand Deposits                1,329     1,360     1,345          49      (80)      (31)        79       (64)       15
     Time Deposits                    3,430     2,964     2,915         82       384       466        343      (294)       49
     Federal Funds Purchased              69        54                   14         1       15         54         0        54
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
TOTAL INTEREST EXPENSE ON
     INTEREST BEARING LIABILITIES     4,828     4,378     4,260        145       304       450        476      (358)      118
                                   --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
  NET INTEREST INCOME                $6,680    $6,375    $5,704       $323      ($17)     $305       $654       $17      $671
                                   ========= ========= =========  ========= ========= =========  ========= ========= =========

                   Logan County BancShars, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations


                                 LOAN PORTFOLIO
                                 --------------

         The loan portfolio of Logan County BancShares, Inc. Subsidiary continues to represent the largest component of earning assets. Loan activity has continued to increase due to the Bank's emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 33.05% of the total loans due within one year. Further, the Company has 13.10% of the loan portfolio in floating rates loans.


          TABLE IV - REMAINING MATURITIES OF LOANS AT DECEMBER 31, 2000
                            (In Thousands of Dollars)

                                 COMMERCIAL,
                                 FINANCIAL AND   REAL ESTATE
                                 AGRICULTURAL    MORTGAGES    INSTALLMENTS     TOTAL
                                 -------------   -----------  ------------ -------------
 MATURITIES
 ----------
Due Within One Year                   $15,387       $13,941        $8,229        37,557
Due One to Five Years                  18,269        17,212         4,274        39,755
Due After Five Years                   13,870        21,444         1,015        36,329
                                  ------------  ------------  ------------ -------------
     Total Loans                      $47,526       $52,597       $13,518      $113,641
                                  ============  ============  ============ =============

Due After One Year at Fixed Rate      $24,104       $32,858        $4,231        61,193
Due After One Year at Floating
     Rate                               8,035         5,798         1,058        14,891
                                  ------------  ------------  ------------ -------------
     Total Loans Due After
       One Year                       $32,139       $38,656        $5,289       $76,084
                                  ============  ============  ============ =============

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                          LOAN LOSSES AND CREDIT RISKS

         The allowance for loan losses is established by charging expenses at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance. The amount of the provision is based on past loan loss experience, management's evaluation of the loan portfolio under current economic conditions, and such other factors as in management's best judgement deserve current recognition in estimating loan losses. Tables V. and VI. represent a summary of loan loss experience for the years 2000, 1999, 1998, 1997 and 1996.

                TABLE V. - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                               Year  Ended December 31,
                                --------------------------------------------------
                                   2000      1999      1998      1997      1996
                                   ----      ----      ----      ----      ----
Amount of Loans Outstanding
  at End of Period               $112,939  $108,871   $94,402   $84,225   $70,872
                                ========== ========= ========= ========= =========
Monthly Average
  Amount of Loans               $109,447  $101,197   $89,182   $78,430   $65,894
                                ========== ========= ========= ========= =========
Balance of Allowance for
  Possible Loan Losses at
  Beginning of Period               $700      $701      $673      $681      $662
                               ========== ========= ========= ========= =========
Loans Charged Off:
  Commercial                          $0        $0       $14      $103        $3
  Real Estate                          7         0         0         0        17
  Consumer                            99        29        51        13         5
                                ---------- --------- --------- --------- ---------
Total Loans Charged Off              106        29        65       116        25
                                ---------- --------- --------- --------- ---------
Recoveries of Loans Previously
  Charged Off:
  Commercial                           0         1         1         0         0
  Real Estate                          3         0         0         0         1
  Consumer                             5         4         2         1         3
                                ---------- --------- --------- --------- ---------
Total Recoveries                       8         5         3         1         4
                                ---------- --------- --------- --------- ---------
Net Loans Charged Off:                98        24        62       116        21
                                ---------- --------- --------- --------- ---------
Additions to Allowance:
  Charged to Expense                 100        23        90       107        40
                                ---------- --------- --------- --------- ---------
Balance at End of Period            $702      $700      $701      $673      $681
                                ========== ========= ========= ========= =========
Ratio of Net Charge-Offs
  During Period to
  Average Loans                    0.089%    0.024%    0.069%    0.148%    0.003%
                                ========== ========= ========= ========= =========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

               TABLE VI. - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES



               December 31, 2000     December 31, 1999     December 31, 1998     December 31, 1997     December 31, 1996
             --------------------- --------------------- --------------------- --------------------- ---------------------
                          % Of                  % Of                  % Of                  % Of                  % Of
                        Outstanding           Outstanding           Outstanding           Outstanding          Outstanding
                           Loan                  Loan                  Loan                  Loan                 Loan
              Allowance   Balance   Allowance   Balance   Allowance   Balance   Allowance   Balance   Allowance  Balance
             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Commercial        $464       0.98%      $464       1.03%      $463       1.22%      $422       1.03%      $435     1.41%
Real Estate        163       0.31%       163       0.32%       163       0.35%       144       0.40%       141     0.41%
Consumer            75       0.55%        73       0.55%        75       0.67%       107       1.27%       105     1.58%
             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total             $702       0.62%      $700       0.64%      $701       0.74%      $673       0.79%      $681     0.95%
             ========== ========== ========== ========== ========== ========== ========== ========== ========== ==========

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

      TABLE VII. - CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS
                            (In Thousands of Dollars)

                                             Year Ended December 31,
                               -------------------------------------------------
                                 2000      1999      1998      1997      1996
                                 ----      ----      ----      ----      ----
Commercial Loans                $47,526   $45,069   $37,938   $35,643   $30,974
Real Estate Loans                52,597    51,163    46,088    40,858    34,100
Consumer Loans                   13,518    13,339    11,114     8,493     6,649
                               --------- --------- --------- --------- ---------
Subtotal                        113,641   109,571    95,140    84,994    71,723
Less: Unearned Income                 0         0        36        96       170
                               --------- --------- --------- --------- ---------
Subtotal                        113,641   109,571    95,104    84,898    71,553
Less: Reserve for Loan
      Losses                        702       700       701       673       681
                               --------- --------- --------- --------- ---------
Net Loans                      $112,939  $108,871   $94,403   $84,225   $70,872
                               ========= ========= ========= ========= =========
Non-Performing Assets
  Non-Accruing Loans               $426      $555      $509      $546      $687
  Loans Past Due 90 Days          3,338     3,272     3,310     1,031       739
  Other Real Estate Owned           200       358        94       172       260
                                -------   -------   -------   -------   -------
Total Non-Performing Assets      $3,964    $4,185    $3,913    $1,749    $1,686
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

         Securities include those classified as held to maturity and available for sale. The change in securities in 2000 was under 10% of the portfolio and represented minor shifting between categories. During 2000, the investment securities decreased $410,000. in U.S. agencies that were classified as available for sale.

         All debt securities, that Logan County BancShares subsidiary does not have the ability or management does not have the positive intent to hold to maturity, are classified as "securities available for sale" and are carried at market value.


     TABLE VIII. - MATURITY DISTRIBUTION OF SECURITIES AT DECEMBER 31, 2000
                            (In Thousands of Dollars)

                                                        Over
                                             Over       Five
                                  One    One Year     Years
                                  Year     Through   Through       Over
December 31, 2000                   or        Five       Ten        Ten               Market
Dollars in thousands              Less       Years     Years       Years     Total     Value
                                --------- --------- --------- ---------- --------- ---------
U.S. Government:
  Available for sale               1,992         0         0          0     1,992     1,993
  Held to maturity                     0         0         0          0         0         0

U.S. Federal Agency Security
  Available for sale                   0    13,000    14,500          0    27,500    27,375
  Held to maturity                     0         0         0          0         0         0

Total securities:
  Available for sale               1,992    13,000    14,500          0    29,492    29,368
  Held to maturity                     0         0         0          0         0         0
                                --------- --------- --------- ---------- --------- ---------
Total                              1,992    13,000    14,500          0    29,492    29,368

Percent of total                    6.78%    44.07%    49.15%      0.00%   100.00%   100.00%

Weighted average yield**            6.00%     6.28%     6.44%      0.00%     6.36%     6.47%

         ** The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                  OTHER INCOME

         In 2000 and 1999, the company adjusted their focus from increased collection of fees to promoting a growth in deposits. As a result, the service fees declined $289,000. in 1999 and increased in 2000 by $32,000. Other income decreased by $290,000. in 1999, and increased by $71,000. in 2000 or 29.32% and 10.16% respectively as a result of these changes.


                             TABLE IX - OTHER INCOME
                            (In Thousands of Dollars)

                                                     Increase (Decrease)
                                             ----------------------------------
                                             2000 Over 1999    1999 Over 1998
                                             ----------------  ----------------
                  2000     1999     1998     Amount  Percent   Amount  Percent
                  ----     ----     ----     ------  -------   ------  -------
Service Fee         $669     $637     $926      $32      5.02%  ($289)  -31.21%

Other Fees           101       56       63       45     80.36%     (7)  -11.11%

Securities:
  Gain (Loss)          0        6        0       (6)   100.00%      6   100.00%
                 -------  -------  -------   ------- --------- ------- ---------

Total Other
  Income            $770     $699     $989      $71     29.32%  ($290)   29.32%
                 =======  =======  =======   ======= ========= ======= =========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations


                                 OTHER EXPENSES


         In 2000 other expenses increased $288,000. or 7.39% compared to 1999. This increase was due to overall growth in 2000 and the operations of the new facility at Fountain Place. The increase of salaries and benefits of $129,000., FDIC insurance of $21,000. and bank operating expenses of $55,000. are all a direct effect of the increase customer base.

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

         In 2000 and 1998 the increase in taxes were due to increased property taxes. Depreciation expense increased throughout the period. This increase is attributable to the opening of two branch facilities at Man and Harts, West Virginia and the Fountain Place facility late 1999.

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

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations


                            TABLE X. - OTHER EXPENSES
                            (In Thousands of Dollars)

                                             ----------------------------------
                                             2000 Over 1999    1999 Over 1998
                                             ----------------  ----------------
                    2000     1999     1998    AMOUNT  PERCENT   AMOUNT  PERCENT
                    ----     ----     ----    ------  -------   ------  -------
Salaries and
 Benefits          $2,148   $2,019   $1,858    $129      6.39%   $161     8.67%
Taxes                  70       61       78       9     14.75%    (17)  -21.79%
Depreciation          273      179      165      94     52.51%     14     8.48%
Repairs and
 Maintenance          179      181      181      (2)    -1.10%      0     0.00%
Fees Paid to
 Directors             79       74       69       5      6.76%      5     7.25%
Equipment Rental       41       42       24      (1)    -2.38%     18    75.00%
FDIC & Fidelity
 Insurance             99       78       78      21     26.92%      0     0.00%
Data Processing       475      483      421      (8)    -1.66%     62    14.73%
Bank Stationery       119      133      121     (14)   -10.53%     12     9.92%
Bank Operating
 Expenses             702      647      634      55      8.50%     13     2.05%
                 -------  -------  -------   ------- --------  ------- --------
Total             $4,185   $3,897   $3,629     $288      7.39%   $268     7.38%
                 =======  =======  =======   ======= ========  ======= ========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                             EARNINGS AND DIVIDENDS

         As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders. During 2000 the company grew 3.10% in terms of asset and stockholder's equity and increased by 10.70%, along with increases of .44% in net income and 3.44% increase in the dividend payout ratio. These positive indicators reflect the overall growth in size, service area and customer base. In 1999 the late 90's trends improved with a 9.67% growth in assets, an increase of 7.17% in net income and a 2.65% increase in dividends payout ratio. In 1998 the companies continued to grow in terms of total assets and equity by 14.30% and 8.29% respectively, net income decreased by 1.98% due to overall market changes. Dividends increased by 10.63% to reflect the company's desire to reward the shareholder while maintaining an excellent capital base.


         TABLE XI. - THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS

                  Per Share             Percent Change Over Prior Year
          ---------------------------  --------------------------------
          Dividend    Net                Net             Total
           Payout   Income  Dividends  Income Dividends  Assets  Equity
          --------  ------  ---------  ------ ---------  ------  ------
 1998       44.70%   $2.64    $1.18    -1.98%   10.63%   14.30%    8.29%

 1999       47.35%   $2.83    $1.34     7.17%   13.56%    9.67%    2.74%

 2000       50.79%   $2.84    $1.44     0.44%    7.46%    3.10%   10.70%

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                 EARNING ASSETS

         Table XII. represents analysis of average earning assets and interest bearing liabilities for the years ended December 31, 2000, 1999 and 1998.

         In the period presented average earning assets grew by $2,578,000. in 2000, $13,192,000. in 1999 and $15,517,000. in 1998. This growth represented increases of 1.88% in 2000, 9.93% in 1999 and 14.16% in 1998. The loan portfolio is the major component of earning assets which grew by $6,880,000. or 6.65% in 2000, $12,026,000. or 13.38% in 1999, and $12,067,000. or 15.51% in 1998. The
company also allocated to the investment portfolio a portion of the growth to maintain liquity and fund future loan requirements.

                          INTEREST BEARING LIABILITIES

         Interest bearing liabilities include interest bearing demand deposits, savings accounts, time deposits and borrowed funds. These are the prime sources of funds for Logan County BancShares, Inc. subsidiary to support earning assets. Total average interest bearing liabilities increased $9,926,000. or 9.71% in 1999, $3,612,000 or 3.22% in 2000 and $12,850,000. or 14.38% in 1998. In all
years the Company has maintained a stable net interest margin while experiencing growth in the underlying deposits. The Company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

    TABLE XII. - ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

                            (In Thousands of Dollars)

                                    Year Ended December 31, 2000   Year Ended December 31, 1999   Year Ended December 31, 1998
                                    ----------------------------   ----------------------------   ----------------------------
                                    Average              Yield/    Average              Yield/    Average              Yield/
                                    Balance    Interest  Rate      Balance    Interest  Rate      Balance   Interest   Rate
                                    -------    --------  ------    -------    --------  ------    -------   --------   ------
ASSETS:
  EARNING ASSETS:
     LOANS:
       Commercial                     $43,232   $3,955     9.15%     $40,468   $3,476     8.59%     $36,041   $3,209     8.90%
       Real Estate                     52,215    4,302     8.24%      49,235    4,037     8.20%      43,453    3,704     8.52%
       Consumer                        13,348    1,257     9.42%      12,212    1,100     9.01%      10,395      937     9.01%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
         Total Loans                  108,795    9,514     8.74%     101,915    8,613     8.45%      89,889    7,850     8.73%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
     INVESTMENT SECURITIES:
       Taxable                              0        0     0.00%       1,080       68     6.30%       3,245      187     5.76%
       Available for Sale              28,887    1,886     6.53%      29,045      1840    6.45%      18,763     1210    6.45%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
          Total Securities             28,887    1,886     6.53%      30,125    1,908     6.33%      22,008    1,397     6.35%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
     FEDERAL FUNDS SOLD                 1,728      108     6.25%       4,792      232     4.84%      13,203      717     5.43%
                                    ---------  -------  -------    ---------  -------  -------    ---------  -------  -------
     TOTAL EARNING ASSETS            $139,410  $11,508     8.25%    $136,832  $10,753     7.86%    $125,100   $9,964     7.96%
                                               =======  ========              =======  ========              =======  ========

  NON-EARNING ASSETS:
     Cash and Due from Banks            4,467                          4,400                          4,168
     Bank Premises                      3,765                          2,824                          2,113
     Other Assets                       2,373                          1,418                            901
                                    ---------                      ---------                      ---------
     TOTAL NON-EARNING ASSETS         $10,605                         $8,642                         $7,182
                                    ---------                      ---------                      ---------
TOTAL ASSETS                         $150,015                       $145,474                       $132,282
                                    =========                      =========                      =========

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


    TABLE XII. - ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                   (CONTINUED)
                            (In Thousands of Dollars)

                                      Year Ended December 31, 2000   Year Ended December 31, 1999  Year Ended December 31, 1998
                                      ----------------------------   ---------------------------- ----------------------------
                                      Average            Yield/      Average            Yield/     Average            Yield/
                                      Balance Interest   Rate        Balance Interest   Rate       Balance   Interest  Rate
                                      -------  --------  ------      -------  --------  ------     -------   --------  ------
INTEREST BEARING LIABILITIES:
     Savings Deposits and Interest
     Bearing:
       DDA                            $55,169   $1,329       2.41%   $53,114   $1,360      2.56%   $50,133    $1,345    2.68%
       Time Deposits                   59,505    3,430       5.76%    58,167    2,964      5.10%    52,055     2,915    5.61%
       Federal Funds Purchased          1,052       69       6.56%       833       54      6.48%
                                     --------- -------   ---------  --------- -------   --------- ---------   -------   ------
       Total Interest Bearing
         Liabilities                  115,726    4,828       4.17%   112,114    4,378      3.90%   102,188    $4,260    4.17%
                                     --------- =======   =========  --------- =======   ========= ---------   =======   ======

 NON-INTEREST BEARING LIABILITIES
    AND CAPITAL:

     Demand Deposits                   18,587                         17,885                        15,253
     Accrued Expenses                     470                            851                         1,014
     Capital                           15,232                         14,624                        13,827
                                     ---------                      ---------                     ---------

       Total Non-Interest Bearing
         Liabilities and Capital       34,289                         33,360                        30,094
                                     ---------                      ---------                     ---------

       Total Liabilities and
         Stockholders' Equity        $150,015                       $145,474                      $132,282
                                     =========                      =========                     =========

NET INTEREST MARGIN                  $139,410   $6,680       4.79%  $136,832   $6,375      4.66%  $125,100     $5,704    4.70%
                                     ========= ========  =========  ========= ========  ========= =========   ========  ======

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

         Bank management recognizes the concentration of large certificates of deposit. The Bank's policy of asset-liability management matches both rates and maturities so the Bank will not have a liquidity problem or allow income to be affected by a change in rates.

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

                  Logan County BancShares, Inc. and Subsidiary
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                TABLE XIII. - INTEREST RATE SENSITIVITY ANALYSIS

                            (In Thousands of Dollars)

                                               Total     Over
                    0 - 90   91-180  181-365  One Year One Year  Total
                    ------   ------  -------  -------- --------  -----
Earning Assets
  Loans            $18,375  $11,145   $8,037  $37,557  $76,084 $113,641
  Investments        1,000      992        0    1,992   27,626   29,618
  Fed. Funds Sold    4,280        0        0    4,280        0    4,280
                    -------  -------  -------  -------  ------- -------
Total Earning
  Assets            23,655   12,137    8,037   43,829  103,710  147,539
                    -------  -------  -------  -------  ------- -------
Interest Bearing
  Liabilities:
  Demand Deposits   19,435        0        0   19,435        0   19,435
  Savings            9,477    7,450   15,360   32,287        0   32,287
  CD's of $100,000
    and Over         2,855    4,597    6,896   14,348    6,922   21,270
  Other Time         9,049   11,679   12,998   33,726   10,661   44,387
                   -------  -------  -------  -------  -------  -------
Total Interest
 Bearing Liability  40,816   23,726   35,254   99,796   17,583  117,379
                   -------  -------  -------  -------  -------  -------

Interest
  Sensitivity Gap ($17,151)($11,589)($27,217)($55,957) $86,127  $30,170
                   =======  =======  =======  =======  =======  =======
Cumulative Gap    ($17,151)($28,740)($55,957)($55,957) $30,170  $30,170
                   =======  =======  =======  =======  =======  =======
Rate Sensitive
Assets/Rate
Sensitive
Liabilities
(Cumulative
Percentage)          57.95%   55.45%   43.92%   43.92%  125.69%  125.69%
                    =======  =======  =======  =======  =======  =======

                  Logan County BancShares, Inc. and Subsidiary
                      Management's Discussion and Analysis
                 of Financial Position and Results of Operations


                       TABLE XIV. - AVERAGE BALANCE SHEET
                            (In Thousands of Dollars)

                                      2000      1999      1998      1997      1996
ASSETS:                               ----      ----      ----      ----      ----
     Cash and Due from Banks         $4,467    $4,400    $4,168    $3,677    $3,546

     Investment Securities:
       Available for Sale            28,887    29,045    18,763    16,689    10,206
       Held to Maturity                   0     1,080     3,245     5,782     8,432
                                   --------- --------- --------- --------- ---------
          Total Investments          28,887    30,125    22,008    22,471    18,638
                                   --------- --------- --------- --------- ---------
     Federal Funds Sold               1,728     4,792    13,203     9,290     9,827
     Loans
       Real Estates                  52,215    49,235    43,454    37,449    31,897
       Installment                   13,348    12,212    10,459     7,402     5,606
       Commercial & Other            43,884    40,468    36,041    33,714    29,144
                                   --------- --------- --------- --------- ---------
                                    109,447   101,915    89,954    78,565    66,647
       Less:  Unearned Discount           0         0        65       129        85
                                   --------- --------- --------- --------- ---------
                                    109,447   101,915    89,889    78,436    66,562
       Allowance For Loan Losses       (652)     (718)     (707)     (614)     (668)
                                   --------- --------- --------- --------- ---------
       Net Loans                    108,795   101,197    89,182    77,822    65,894
                                   --------- --------- --------- --------- ---------
     Banking Premises                 3,765     2,824     2,113     2,133     1,942
     Accrued Interest and
       Other Assets                   2,373     2,136     1,608     1,565     1,128
                                   --------- --------- --------- --------- ---------
TOTAL ASSETS                       $150,015  $145,474  $132,282  $116,958  $100,975
                                   ========= ========= ========= ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
       Demand Deposits              $40,135   $39,585   $35,332   $31,007   $27,940
       Savings Deposits              33,621    31,413    30,054    31,582    30,049
       Time Deposits                 59,505    58,167    52,055    40,816    31,006
                                   --------- --------- --------- --------- ---------
         Total Deposits             133,261   129,165   117,441   103,405    88,995

     Federal Funds Purchased          1,052       834         0         0         0
     Other Liabilities                  470       851     1,014     1,074       995
                                   --------- --------- --------- --------- ---------
TOTAL LIABILITIES                   134,783   130,850   118,455   104,479    89,990

STOCKHOLDERS' EQUITY                 15,232    14,624    13,827    12,479    10,985
                                   --------- --------- --------- --------- ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY          $150,015  $145,474  $132,282  $116,958  $100,975
                                   ========= ========= ========= ========= =========

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

         The Company had their computer hardware evaluated for Year 2000 compliance and purchased additional computer hardware and software at a cost of approximately $175,000. These costs were capitalized and will be amortized over five years. It is the opinion of management that the cost of converting these systems and the annual amortization, thereof, will not materially impact the results of operation or its financial position.

               ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                 Page
                                                                 ----

Management's Report on Financial Statements.................      32

Report of Independent Certified Public Accountants..........      33

Financial Statements:

     Logan County BancShares, Inc. and Subsidiary:

          Consolidated Statement of Condition as of
               December 31, 2000 and 1999...................   34-35

          Consolidated Statement of Income as of December
               31, 2000, 1999 and 1998......................   36-37

          Consolidated Statement of Changes in Stock-
               holders' Equity for the Years Ended
               December 31, 2000, 1999 and 1998.............      38

          Consolidated Statement of Cash Flows for the
               Years Ended December 31, 2000, 1999,
               and 1998.....................................   39-40

          Notes to Consolidated Financial Statements........   41-53


                 [Letterhead of Logan County BancShares, Inc.]


To Our Stockholders, Customers and Friends:

We are proud to present the 2000 annual report of Logan County BancShares, Inc. and its subsidiary, Logan Bank and Trust Company. In 2000, we started the new millenium on a strong foundation that had long been our trademark. Starting the new century on a good note, our total assets grew by $4,734,244 or 3.00%, to a new record of $157,479,972. This growth was largely invested in the region by increasing loans by $4,069,314, showing a continued commitment to our service area. Earnings of $2,032,721, or $2.84 per share, in 2000 not only strengthens our capital position but also provides our shareholders a return of dividends of $1,032,467. The return of average assets of 1.36% and return on equity of 13.35% are high performance goals for any organization.

As we began a new millenium, we had some exciting decisions to make: build on the "hometown" feeling we worked so hard to establish or begin as many of the ever-increasing number out-of-town banks: less customer satisfaction with the new standard banking procedures. We made a commitment to begin the same way we ended the 90's: by being a concerned, caring, innovative force in meeting the financial needs of our customers. Even with our sophisticated, up-to-date and convenient services at our five locations, we decided to keep the "local bank" feel instead of joining the ranks of banks who seem to feel the customer should not want any more than the privilege of "giving us their money" and then making them pay for every additional service! New technologies do not have to make everything confusing. The plain fact is we prefer being simple: simple to deal with, simple to understand and not "hiding" fees; we prefer being straightforward. We still believe in investing in our communities; working with the state, regional and local authorities to ensure all of us enjoy the benefits of success. We decided to continue to treat you as the bank and bankers you grew up with: saying what we mean, meaning what we say and being concerned with you. After all, if your customers become dissatisfied, it won't be long until you lose them. WE WANT TO KEEP YOU! With this in mind, we renewed our commitment to supplying the communities ever-changing financial needs while never losing site of our most important asset: YOU. We will continually look for ways to improve our service at each and every one of our five facilities.

In line with our renewed and continued commitment to the local region and YOU, still expect to see our employees in numerous civic organizations, schools and churches, often in leadership positions. Where there is a need, we are proud our employees step up to the challenge and lead by example. While we will certainly make sure our management policies continue to reflect this philosophy, we realize to be successful takes a joint effort between management and our dedicated employees. It helps that we have the most cordial, earnest, sincere, conscientious and professional employees in the region.

We would like to express our sincere appreciation to our employees for their commitment, to our shareholders for their support, to our directors for their leadership and for the confidence of our customers, old and new, in making Logan County BancShares, Inc. and its subsidiary, Logan Bank and Trust Company, a solid force in the communities we serve. We are indeed eager to face the challenges of the new economy as YOUR locally-owned, hometown bank of the future in an even stronger position than in the past.

                                Respectfully,

-------------------------------                  -------------------------------
        Harvey Oakley                                    Eddie Canterbury
      Chairman/President                           Executive Vice President/CEO

           [Logo McNeal, Williamson & Co. Certified Public Accountants]

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 2000, and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 2000, and 1999, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.






Logan, West Virginia
February 28, 2001

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                              2000               1999
                                              ----               ----
CASH AND DUE FROM BANKS                      $4,686,547        $7,183,524
                                          --------------     -------------
INVESTMENT SECURITIES:
     Available for sale                      29,617,886        30,028,536
     Held to maturity                                 0                 0
                                          --------------     -------------
     Total Investment Securities             29,617,886        30,028,536
                                          --------------     -------------
FEDERAL FUNDS SOLD                            4,280,000                 0

LOANS:
     Mortgage Loans                          52,596,774        51,162,583
     Installment Loans                       13,518,168        13,339,520
     Commercial and Other Loans              47,525,670        45,069,195
                                          --------------     -------------
          Total Loans                       113,640,612       109,571,298

     Less: Unearned Interest                          0                 0
           Reserve-Loan Losses                  702,008           700,554
                                          --------------     -------------
          Net Loans                         112,938,604       108,870,744
                                          --------------     -------------

BANK PREMISES AND EQUIPMENT                   3,594,002         3,774,001

INTEREST RECEIVABLE                           1,708,259         1,635,877

OTHER ASSETS                                    654,674         1,253,046
                                          --------------     -------------
                                           $157,479,972      $152,745,728
                                          ==============     =============





   The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                       Consolidated Statement of Condition
                           December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                         2000             1999
                                         ----             ----
DEPOSITS:
     Non-Interest Bearing             $23,343,157      $19,331,859
     Interest Bearing                  19,435,265       18,998,623
     Savings Deposits                  32,287,308       31,023,961
     Time Certificates                 63,657,059       58,264,563
                                     -------------    -------------
     Total Deposits                   138,722,789      127,619,006

FEDERAL FUNDS PURCHASED                 2,000,000        9,840,000

ACCRUED AND OTHER LIABILITIES             717,919          788,688

FEDERAL INCOME TAXES PAYABLE:
     Current                               17,796          (17,577)
     Deferred                               7,252           71,918
                                     -------------    -------------
TOTAL LIABILITIES                     141,465,756      138,302,035
                                     -------------    -------------

STOCKHOLDERS' EQUITY:
     Common Stock-$1.67 par value;
       Authorized - 780,000 shares,
       Outstanding-716,991 shares
         in 2000 and 1999               1,300,000        1,300,000
     Surplus                            2,408,426        2,408,426
     Retained Earnings                 13,236,733       12,236,479
     Net unrealized amortization
       on securities available for
       sale                               (70,745)        (641,014)
     Treasury Stock                      (860,198)        (860,198)
                                     -------------    -------------
TOTAL STOCKHOLDERS' EQUITY             16,014,216       14,443,693
                                     -------------    -------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $157,479,972     $152,745,728
                                     =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Years Ended December 31, 2000, 1999, and 1998

                                     2000         1999         1998
                                     ----         ----         ----
INTEREST INCOME:
     Loans, Including Fees         $9,513,879   $8,613,254   $7,850,317

     Investment Securities:
         Available for Sale         1,885,787    1,840,356    1,210,113
         Held to Maturity                   0       67,844      187,046


     Federal Funds Sold               108,011      231,723      716,608
                                  -----------  -----------  -----------
        Total Interest Income      11,507,677   10,753,177    9,964,084
                                  -----------  -----------  -----------

INTEREST EXPENSE:

     Deposits                       4,758,575    4,323,357    4,259,739
     Other Borrowings                  68,950       54,416            0
                                  -----------  -----------  -----------
        Total Interest Expense      4,827,525    4,377,773    4,259,739
                                  -----------  -----------  -----------
NET INTEREST INCOME                 6,680,152    6,375,404    5,704,345

PROVISION FOR LOAN LOSSES             100,000       22,500       90,000
                                  -----------  -----------  -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         6,580,152    6,352,904    5,614,345
                                  -----------  -----------  -----------
OTHER INCOME:
     Service Fees                     668,719      637,221      925,644
     Other                            100,516       56,072       63,206
     Securities Gains (Losses)              0        6,054            0
                                  -----------  -----------  -----------
                                      769,235      699,347      988,850
                                  -----------  -----------  -----------





        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                        Consolidated Statement of Income
              For The Years Ended December 31, 2000, 1999, and 1998

                                          2000         1999        1998
                                          ----         ----        ----
OTHER EXPENSES:
     Salaries and Benefits              $2,147,995  $2,018,797  $1,857,732
     Taxes Other Than Payroll & Income      69,879      61,432      78,289
     Depreciation                          273,478     179,323     164,474
     Repairs and Maintenance               178,994     181,477     181,403
     Fees Paid to Directors                 78,850      73,650      69,275
     Equipment Rental                       40,963      41,735      24,377
     FDIC & Fidelity Insurance              98,603      77,783      77,540
     Data Processing                       475,161     482,814     420,897
     Bank Stationery and Printing          119,180     132,754     121,268
     Professional Fees                      71,273      61,395      81,145
     Other Operating Expenses              631,022     586,131     553,053
                                       -----------  ----------- -----------
                                         4,185,398   3,897,291   3,629,453
                                       -----------  ----------- -----------

INCOME BEFORE INCOME TAXES               3,163,989   3,154,960   2,973,742

INCOME TAXES:
     Current                             1,132,515   1,118,623   1,079,990
     Deferred                               (1,247)     11,980       2,639
                                       -----------  ----------- -----------
NET INCOME                              $2,032,721  $2,024,357  $1,891,113
                                       ===========  =========== ===========

PER SHARE OF COMMON STOCK:
     NET INCOME                              $2.84       $2.83       $2.64
                                       ===========  =========== ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
              For The Years Ended December 31, 2000, 1999 and 1998

                                                                                 ACCUMULATED
                                                                                 OTHER
                                COMMON                    RETAINED    TREASURY   COMPREHENSIVE
                                STOCK        SURPLUS      EARNINGS     STOCK     INCOME, NET      TOTAL
                                ------       -------      --------    --------   ------------     -----
Balance-December 31, 1997     $1,300,000    $2,408,426  $10,125,449   ($860,198)      $9,311   $12,982,988

Comprehensive Income
 Net Income - 1998                                        1,891,113                              1,891,113
 Net unrealized gain on
  securities available
  for Sale                                                                            30,908        30,908
                             ------------ ------------- ------------ ----------- ------------ -------------
     Total Comprehensive
       income                                            $1,891,113                  $30,908    $1,922,021

Dividends on 701,418 shares
  Common Stock @ $1.18                                     (846,059)                              (846,059)
                             ------------ ------------- ------------ ----------- ------------ -------------
Balance-December 31, 1998     $1,300,000    $2,408,426  $11,170,503   ($860,198)     $40,219   $14,058,950

Comprehensive Income
 Net Income - 1999                                        2,024,357                              2,024,357
 Net unrealized gain on
  securities available
  for Sale                                                                          (681,233)     (681,233)
                             ------------ ------------- ------------ ----------- ------------ -------------
     Total Comprehensive
       income                                            $2,024,357                ($681,233)   $1,343,124

Dividends on 716,991 shares
  of Common Stock @ $1.34                                  (958,381)                              (958,381)
                             ------------ ------------- ------------ ----------- ------------ -------------
Balance-December 31, 1999     $1,300,000    $2,408,426  $12,236,479   ($860,198)   ($641,014)  $14,443,693


Comprehensive Income
 Net Income - 2000                                        2,032,721                              2,032,721
 Net unrealized gain on
  securities available
   for sale                                                                          570,269       570,269
                             ------------ ------------- ------------ ----------- ------------ -------------
     Total Comprehensive
       income                                            $2,032,721                 $570,269    $2,602,990

Dividends on 716,991 shares
  of Common Stock @ $1.34                                (1,032,467)                            (1,032,467)
                             ------------ ------------- ------------ ----------- ------------ -------------
Balance-December 31, 2000     $1,300,000    $2,408,426  $13,236,733   ($860,198)    ($70,745)   16,014,216
                             ============ ============= ============ =========== ============ =============




        The accompanying notes are an integral part of these consolidated financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Change in Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                                2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:           ----          ----          ----
   Net Income                               $2,032,271    $2,024,357    $1,891,113
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and Amortization            277,506       179,323       164,474
      Provision For Loan Losses                100,000        22,500        90,000
      Provision For Deferred Taxes              (1,247)       11,980         2,639
      (Gain) Loss on Sale of Securities              0        (6,054)            0
      Premium Amortization and
       Accretion on Investment
       Securities                               (5,060)        4,207        (8,666)
      Increases (Decreases) in
       Income Taxes Payable                     35,373       (46,091)       46,077
      (Increases) Decreases in
       Interest Receivable and
       Other Assets                             32,608      (686,703)     (388,951)
      Increases (Decreases) in
       Interest Payable & Other Liab.         (119,149)      108,479       (33,071)
      Market Value Adjustment
       Amortization                              4,028         4,028         4,028
                                          ------------- ------------- -------------
     Net Cash Provided by
       Operating Activities                  2,356,330     1,616,026     1,767,643
                                          ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Investment Sec:
    Available for Sale                               0     8,418,000    15,750,000
    Held to Maturity                                 0     1,000,000             0
   Proceeds from Maturities of Inv. Sec:
    Available for Sale                       7,400,000     4,000,000     2,750,000
    Held to Maturity                                 0     1,500,000     1,500,000
   Purchase of Investment Securities:
    Available for Sale                      (5,943,619)  (18,365,433)  (27,779,025)
    Held to Maturity                                 0             0             0
   Net (Increases) Decreases
    Federal Funds Sold                      (4,280,000)    7,520,000     1,390,000
   Net (Increases) Decreases
    Commercial Loans                        (2,555,021)   (7,131,049)   (2,309,156)
   Net (Increases) Decreases
    Real Estate Loans                       (1,434,191)   (5,074,720)   (5,230,511)
   Net (Increases) Decreases
    Installment Loans                         (178,648)   (2,238,777)   (2,727,440)
   Purchase of Bank Premises
    and Equipment                              (93,479)   (1,868,083)     (119,083)
                                          ------------- ------------- -------------
Net Cash Used by
    Investing Activities                    (7,084,958)  (12,240,062)  (16,775,215)
                                          ============= ============= =============

              The accompanying notes are an integral part of these
                              financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                 Consolidated Statement of Changes in Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998

               INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

                                            2000            1999            1998
                                            ----            ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net Increases (Decreases) in
     Demand Deposits                     $4,447,940       ($605,526)     $7,727,593
   Net Increases (Decreases) in
    Savings Deposits                      1,263,647       1,207,064         529,420
   Net Increases (Decreases) in
    Time Deposits                         5,392,497       2,597,299       8,056,389
   Net Increases (Decreases) in
    Federal Funds Purchased              (7,840,000)      9,840,000                0
   Proceeds from Issuance of Common
    Stock                                         0               0               0
   Dividends Paid                        (1,032,437)       (958,381)       (846,059)
                                     --------------- --------------- ---------------
Net Cash Provided by Financing
    Activities                           $2,231,647     $12,080,456     $15,467,343
                                     --------------- --------------- ---------------

Net Increase (Decrease) in Cash
    and Cash Equivalents                 (2,496,977)      1,456,420         459,771

Cash and Cash Equivalents at
    Beginning of Year                     7,183,524       5,727,104       5,267,333
                                     --------------- --------------- ---------------
Cash and Cash Equivalents at
    End of Year                          $4,686,547      $7,183,524      $5,727,104
                                     =============== =============== ===============


Supplemental Disclosures of Cash
    Flow Information Cash Paid for:

      Interest                           $4,762,739      $4,325,850      $4,230,266
      Income Taxes                       $1,117,740      $1,164,714      $1,033,913



              The accompanying notes are an integral part of these
                              financial statements.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


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

         B.       Nature of Operations:

                           The Bank operates under State bank charter, and
                  provides full banking services. As a state bank, the Bank is subject to regulation by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. The Company is also subject to regulation by the Federal Reserve Bank.

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

         J.       Per Share Information:

                           Primary earnings per share are computed by dividing
                  net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury-stock method.

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

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

2.       Investment Securities:

         The carrying amounts of investment in securities as shown in the consolidated balance sheets of the bank and their approximate full values at December 31 were as follows:

                                                 Gross         Gross
                                 Amortized    Unrealized    Unrealized       Fair
                                   Cost          Gains         Loss          Value
                                  -----         ------        -----         ------

VALUES FOR THE YEAR
    ENDED DECEMBER 31, 1999:

Securities Available for Sale

    Federal Agency Securities   $27,500,000            $0    $1,120,464   $26,379,536

    U.S. Treasury Securities      3,403,123             0         4,123     3,399,000

    Equity Securities               250,000             0             0       250,000
                               ------------- ------------- ------------- -------------
                                $31,153,123            $0    $1,124,587   $30,028,536
                               ============= ============= ============= =============

VALUES FOR THE YEAR
    ENDED DECEMBER 31, 2000

Securities Available for Sale

    U.S. Treasury Securities     $1,992,000        $1,347            $0    $1,993,347

    Federal Agency Securities    27,500,000             0       125,462    27,374,539

    Equity Securities               250,000             0             0       250,000
                               ------------- ------------- ------------- -------------
                                $29,742,000        $1,347      $125,462   $29,617,886
                               ============= ============= ============= =============

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

2.       Investment Securities: (continued)

                  The par value of securities pledged to secure public deposits and for other purposes amounted to $23,135,696 in 2000 and $21,822,123 in 1999.

                  The amortized cost and estimated market value of investment in debt securities at December 31, 2000, by contractural maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

                                                Securities to be Held                    Securities Available
                                                     to Maturity                              For Sale
                                             ---------------------------              --------------------------
                                              Amortized        Fair                     Amortized       Fair
                                                 Cost          Value                      Cost          Value
                                              ---------       ------                    ---------      ------
     Due in one year or less                           $0            $0                 $1,992,000   $1,993,347

     Due from one year to five years                    0             0                 13,000,000   12,945,316

     Due from five years to ten years                   0             0                 14,750,000   14,679,223

     Due after ten years                                0             0                          0            0
                                             ------------- -------------               ------------ ------------
                                                       $0            $0                $29,742,000  $29,617,886
                                             ============= =============               ============ ============


3.       Restriction on Cash, Due from Banks and Contingent Liabilities:

                  The Bank is required to maintain average balances with the Federal Reserve Bank. The average required reserve balances were $934,000. and 854,000. for 2000 and 1999 respectively. The Bank has various claims and suits pending at December 31, 2000 arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation will not materially affect the Bank's financial position or earnings.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

4.       Loans:

                  Major classifications of loans at December 31, 2000 and 1999 are as follows:

                                                    2000          1999
                                                    ----          ----
     Mortgage Loans                             $52,596,774   $51,162,583
     Installment Loans                           13,518,168    13,339,520
     Commercial and Other Loans                  47,525,670    45,069,195
                                               ------------- -------------
                                                113,640,612   109,571,298
     Less:  Unearned Interest                             0             0
            Reserve for Loan Loss                   702,008       700,554
                                               ------------- -------------
                                               $112,938,604  $108,870,744
                                               ============= =============

                  Loans on which accrual of interest has been discontinued or reduced amounted to $425,754. and $555,454. at December 31, 2000 and 1999 respectively. Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $31,135. and $45,998. for the two years.

                  The Company's recorded investment in impaired loans was approximately $1,057,618. at December 31, 2000 and $936,615. at December 31, 1999. Of that amount in 2000, $667,390. represents loans for which an allowance for loan losses, amounting to $433,803., has been established under SFAS 114. The average recorded investment in impaired loans was approximately $997,116. for 2000 and $925,175. for 1999. Interest income recognized on impaired loans was approximately $54,252. for the year ended December 31, 2000.

         Reserve for Loan Losses:

                  Transactions in the reserve for loan losses for the years were as follows:

                                      2000          1999          1998
                                      ----          ----          ----
     Balance at Beginning of Year    $700,553      $701,275      $672,563
     Provision Charged to
       Operating Expenses             100,000        22,500        90,000
     Recoveries credited to
       Reserve                          7,125         5,494         3,806
     Losses Charged to Reserve       (105,670)      (28,716)      (65,094)
                                 ------------- ------------- -------------
     Balance at End of Year          $702,008      $700,553      $701,275
                                 ============= ============= =============

                  The balance of the reserve for loan losses for income tax purposes was $281,723. at December 31, 2000 and 1999.

                  Certain directors and executive officers of the Bank and companies in which they have beneficial ownership, were loan customers of the Bank during 2000 and 1999. Such loans were made in the ordinary course of business at the Banks' normal credit terms and interest rates. An analysis of the 2000 activity with respect to all director and executive officer loans is as follows:

             Balance              New Loans    Loan Payments    Balance
               1999                 2000           2000          2000
            $2,765,252               $981,430      $689,676    $3,057,006

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998



5.       Bank Premises and Equipment:

                  Bank premises and equipment are summarized as follows:

                                       2000          1999
                                       ----          ----
     Land                            $949,972      $949,972
     Banking House                  3,171,374     3,143,415
     Furniture, Fixtures and
       Equipment                    2,382,842     2,317,618
                                  ------------  ------------
                                    6,504,188     6,411,005
     Less:  Accumulated
             Depreciation           2,910,187     2,637,004
                                  ------------  ------------
     Bank Premises and Equipment   $3,594,001    $3,774,001
                                  ============  ============


                  Depreciation expense amounted to $277,506., 179,323., and $164,474., in 2000, 1999 and 1998 respectively. Expenditures for maintenance and repairs are charged against operations as incurred.


6.       Operating Lease Commitments:

                  The Company has entered into lease agreements for certain premises at three of its facility locations. Future minimum lease payments under the leases during the five years subsequent to December 31, 2000 are as follows:

                                          Year       Amount
                                          ----       ------
                                          2001      $21,400
                                          2002      $21,400
                                          2003      $21,400
                                          2004      $21,400
                                          2005      $21,400


7.       Federal Funds Purchased:

                  At December 31, 2000, the combined weighted average interest rates related to federal funds purchased was 5.88%. Maturities related to such borrowings for the year were not greater 90 days.

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

8.       Federal Income Taxes:

                  The provisions for Federal income taxes for the years ended December 31, 2000, 1999, and 1998 were less than the respective amounts that would result from applying the statutory Federal and state income tax rates, due primarily to the Banks' investment income and expense accruals.

                  A reconciliation of the difference between the U. S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:

                                  2000                   1999                  1998
                         ---------------------- --------------------- ---------------------
                            Amount     Percent     Amount    Percent    Amount     Percent
                         ----------- ---------- ----------- --------- ----------- ---------
     Tax Expense at
      Statutory Rate     $1,044,203      34.00% $1,037,245     34.00%   $977,013     34.00%
     State income tax
      net of tax benefits    92,802       3.02%    104,238      3.42%     95,240      3.31%
                         ----------- ---------- ----------- --------- ----------- ---------
                          1,137,005      37.02%  1,141,483     37.42%  1,072,253     37.31%

     Security Transaction         0       0.00%       (786)    -0.03%     (4,894)    -0.17%
     Loan Loss
      Provision              (1,457)     -0.05%     (8,661)    -0.28%      9,762      0.34%
     Pension Accruals         4,338       0.14%      3,400      0.11%      3,400      0.12%
     Other                   (7,371)     -0.24%    (16,813)    -0.55%       (531)    -0.02%
     Deferred Income
      Tax                    (1,247)      0.04%     11,980      0.39%      2,639      0.09%
                         ----------- ---------- ----------- --------- ----------- ---------
                         $1,131,268      36.83% $1,130,603     37.06% $1,082,629     37.67%
                         =========== ========== =========== ========= =========== =========


         The tax effect of significant temporary differences which comprise non-current deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                       2000                   1999
Assets:                                ----                   ----
Market Value Allowance                 $21,297               $22,425
Reserve for Loan Loss                  142,897               142,403
Allowances for Investments              53,369               483,572
                                     ----------             ---------
     Gross Deferred Tax Asset          217,563               648,400
                                     ----------             ---------

Liabilities:
Property and Equipment                  71,165                94,344
                                     ----------             ---------
     Net Deferred Tax Asset           $146,398              $554,056
                                     ==========             =========

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


9.       Employee Benefit Plans:

                  During 1997 the Company terminated the qualified defined benefit pension plan. The Company's subsidiary adopted a qualified profit sharing and 401K employee benefit plan covering substantially all employees. The contributions to the plans are at the discretion of the plans' advisory board and amounted to $114,358. in 2000 and $96,335. in 1999.


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

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

10. Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk (Continued):

                  The total amounts of off-balance-sheet financial instruments with credit risk are as follows:

                                       December 31,
                                  2000            1999
                                  ----            ----
     Loan commitments          $11,236,000     $17,347,000
     Standby letters of credit    $678,000        $433,000


                  The Bank subsidiary grants retail, commercial and commercial real estate loans to customers located throughout West Virginia and Eastern Kentucky.

                  The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Although the Bank has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the economic conditions in each loan's respective location.

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

                  The Company and Bank actual capital amounts and ratios are presented below in thousands of dollars:

                                                               For Capital
                                                                Adequacy       To be Well
                                 Company           Bank         Purposes       Capitalized
                              -------------    ------------   -------------   -------------
As of December 31, 1999        Amt.  Ratio     Amt.   Ratio    Amt.   Ratio    Amt.   Ratio
                              -------------    ------------   -------------   -------------
Total Capital (to Risk
  Weighted Assets)            14,444  13.27%  14,158  13.04%   8,709  8.00%   10,886  10.00%

Tier I Capital (to Risk
  Weighted Assets)            15,085  13.86%  14,799  13.63%   4,355  4.00%    6,532   6.00%

Tier I Capital (to Risk
  Average Assets)             15,085  10.19%  14,799  10.01%   5,923  4.00%    5,443   5.00%

As of December 31, 2000

Total Capital (to Risk
  Weighted Assets)            16,014  14.91%  15,692  14.65%   8,590  8.00%   10,738  10.00%

Tier I Capital (to Risk
  Weighted Assets)            16,147  15.04%  15,825  14.77%   4,295  4.00%    6,442   6.00%

Tier I Capital (to
  Average Assets)             16,147  10.31%  15,825  10.27%   6,265  4.00%    7,831   5.00%

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

11.      Regulatory Matters (Continued)

                  The Company's principal source of funds for dividend payments is dividends received from the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above. During 2001, the Bank could, without prior approval, declare dividends of approximately $3,111,284. plus any 2001 net profits returned to the date of the dividend declaration.

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

                  Commitments to Extend Credit and Standby Letters of Credit - Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

                  The fair values of the Company's financial instruments at December 31, 2000 are as follows:

                                               Carrying            Fair
                                                Amount            Value
          Financial assets:
            Cash and cash equivalents           $4,686,547      $4,686,547
            Investment securities               29,492,000      29,367,886
            Loans                              113,640,612     113,356,510
            Less: Res. for loan losses            (702,008)       (702,008)
                                              -------------   -------------
                                              $147,117,151    $146,708,935
                                              =============   =============
          Financial liabilities:
            Deposits                          $138,722,789    $138,459,216
                                              =============   =============

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

13.      Stockholders' Equity:

                  On June 16, 1999, the Board of Directors declared a stock dividend of three shares of common stock for each two shares of common stock outstanding. All related financial information including earnings per share gives retroactive effect to issuance of this stock dividend. This results in a total authorized common stock of 780,000 shares and 716,991 shares outstanding at December 31, 2000 and 1999.


14.      Parent Only Condensed Financial Information:


                                                 December 31,
                                     --------------------------------------
                                        2000          1999         1998
                                        ----          ----         ----
     Condensed Balance Sheet:

     Assets:
        Cash                            $360,466     $375,496     $365,591
        Other Assets                     254,875      264,674      264,685
        Investment in Subsidiary      15,692,172   14,091,689   13,679,457
                                     ------------ ------------ ------------
                                     $16,307,513  $14,731,859  $14,309,733
                                     ============ ============ ============
     Liabilities and Equity:
        Accrued Liabilities             $293,297     $288,166     $250,783
        Common Stock                   1,300,000    1,300,000    1,300,000
        Surplus                        2,408,426    2,408,426    2,408,426
        Retained Earnings             13,165,988   11,595,465   11,210,722
        Treasury Stock                  (860,198)    (860,198)    (860,198)
                                     ------------ ------------ ------------
                                     $16,307,513  $14,731,859  $14,309,733
                                     ============ ============ ============
     Condensed Statement of Income:
       Equity in Net Earnings of
         Subsidiary                   $2,062,681   $2,051,846   $1,918,697
     Other Income                          7,203       14,800       18,750
     Operating Expenses                   37,163       42,289       46,334
                                     ------------ ------------ ------------
     Net Income                       $2,032,721   $2,024,357   $1,891,113
                                     ============ ============ ============

                  Logan County BancShares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

14.      Parent Only Condensed Financial Information (Continued):

                                                    December 31,
                                            ----------------------------------
                                              2000        1999        1998
                                              ----        ----        ----
     Condensed Statement of Changes
       in Cash Flow:
     Cash Flows From Increases (Decreases)
     in Cash and Cash Equivalents
       Operating Activities:
       Net Income                          $2,032,721  $2,024,357  $1,891,113
       Net Change in Other Assets               9,799          11           0
       Net Change in Accrued Liabilities        5,131      37,383     (61,950)
                                          ------------ ----------- -----------
       Net Cash Provided by Operating
         Activities                         2,047,651   2,061,751   1,829,163
                                          ------------ ----------- -----------
     Cash Flows From Investing Activities:
       Net Change in Investment in
         Subsidiary                        (1,030,214) (1,093,465) (1,072,637)
                                          ------------ ----------- -----------
       Net Cash Provided (Used) in
         Investing Activities              (1,030,214) (1,093,465) (1,072,637)
                                          ------------ ----------- -----------
     Cash Flows From
       Financing Activities:
       Dividends                           (1,032,467)   (958,381)   (846,059)
                                          ------------ ----------- -----------
       Net Cash Used in Financing
         Activities                        (1,032,467)   (958,381)   (846,059)
                                          ------------ ----------- -----------
       Net Change in Cash and Cash
         Equivalents During the Year          (15,030)      9,905     (89,533)

     Cash Account:
       Beginning of Year                      375,496     365,591     455,124
                                          ------------ ----------- -----------
       End of Year                           $360,466    $375,496    $365,591
                                          ============ =========== ===========

          ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None.

                                    PART III.

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information appearing on Page of the Corporation's Proxy Statement, dated May 2, 2001, is incorporated herein by reference in response to this item.


         Executive Officers of the Registrant:

     Name                    Age              Position and Office
     ----                    ---              -------------------
     Harvey Oakley            80          Chairman  of  the  Board
                                          and President, Logan
                                          County  BancShares, Inc.
                                          Mr.  Oakley has been
                                          an officer and Director of
                                          Logan Bank & Trust Company
                                          since 1963, a attorney at
                                          law, and Circuit Judge,
                                          State of West Virginia.

     Eddie D. Canterbury     52           Executive  Vice  President
                                          and  CEO  of  Logan County
                                          BancShares, Inc.  Mr. Can-
                                          terbury has  been Pres-
                                          ident/CEO of Logan Bank &
                                          Trust Company since 1998
                                          and Sr. Vice President
                                          since 1980.  He is a
                                          Director of Logan Bank &
                                          Trust Company.

                        ITEM 11 - EXECUTIVE COMPENSATION


         The information appearing in the Corporation's Definitive Proxy Statement, dated May 2, 2001, is incorporated herein by" reference in response to this item.



               ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT



         The information appearing in the Corporation's Definitive Proxy Statement, dated May 2, 2001, is incorporated herein by" reference in response to this item.




            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         The information appearing in the Corporation's Definitive Proxy Statement, dated May 2, 2001, is incorporated herein by" reference in response to this item.


                ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            BAND REPORTS ON FORM 8-K



         None.

                         LOGAN COUNTY BANCSHARES, INC.
                 Proxy for the Annual Meeting of Shareholders
                            To be Held May 22, 2001


          THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

     The undersigned hereby appoints Harvey Oakley and Eddie Canterbury, or any of them, proxies or porxy of the undersigned with full power of substitution to vote, as designated below, the shares of the undersigned at the Annual Meeting of the Shareholders of Logan County Bancshares, Inc. to be held at Logan Bank and Trust Company's office, Corner of Washington Avenue and Main Street, Logan, West Virginia, on May 22, 2001, at 3:00 p.m. and at any and all adjournments thereof, with all of the powers the undersigned would possess if personally present.

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

Number of Shares:                          Date:                , 2001
                  ---------------------          --------------

---------------------------------------    ------------------------------------

---------------------------------------    ------------------------------------
         Certificate Name(s)                           Signature(s)

     Please sign in the manner in which your stock is registered. When signing as attorney, administrator, trustee of guardian, please give your full title as such. For joint accounts, each Joint Tenant should sign. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by authorized person.

                [Letterhead of Logan County BancShares, Inc.]






                                May 2, 2001

Dear Stockholder:

     Your Board of Directors is pleased to invite you to attend the Annual Meeting of Stockholders of Logan County BancShares, Inc. on May 22, 2001, at 3:00 p.m. The Notice of Meeting and Proxy Statement are attached.

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

                         LOGAN COUNTY BANCSHARES, INC.

           Harvey Oakley                             Eddie Canterbury
         President/Chairman                     Executive Vice President/CEO

                  NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                 MAY 2, 2001

     The Annual Meeting of Stockholders of Logan County BancShares, Inc. will be held at Logan Bank and Trust Company's lobby at 3:00 p.m. on May 22, 2001, for the following purposes:

     1.  To elect Directors of the Corporation.
     2. To transact such other business as may properly come before the meeting.

     Only stockholders of record at the close of business on April 20, 2001, are entitled to notice of and to vote at the meeting.

                        LOGAN COUNTY BANCSHARES, INC.
                                P.O. BOX 597
                        LOGAN, WEST VIRGINIA  25601

                                 MAY 2, 2001

                               PROXY STATEMENT

SOLICITATION AND REVOCABILITY OF PROCESS

    This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Logan County BancShares, Inc. (Corporation) of proxies for the Annual Meeting of Stockholders of the corporation to be held May 22, 2001, and any adjournment thereof. Shares represented by properly executed proxies which are received in time and not revoked will be voted at the meeting in the manner described in the proxies. Any proxy may be revoked at any time before it is exercised.

INFORMATION AS TO VOTING SECURITIES

     The Board of Directors has fixed the close of business on April 20, 2001, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. At the record date, 716,991 shares of Common Stock of the Corporation were outstanding and entitled to be voted at the meeting. Each share of Common Stock is entitled to one vote.

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

                                                                     COMMON STOCK
      NAME        AGE        PRINCIPAL OCCUPATION                 BENEFICIALLY OWNED
      ----        ---        --------------------                 ------------------
Frank H. Oakley    86        Chairman, Bray and Oakley                    49,659
                             Insurance Agency, Inc.

                                                                     COMMON STOCK
      NAME        AGE        PRINCIPAL OCCUPATION                 BENEFICIALLY OWNED
      ----        ---        --------------------                 ------------------
Harvey Oakley      80        President/Chairman of the Board,         (A) 47,938
                             Logan County BancShares, Inc.;
                             Attorney at Law; Chairman of the
                             Board of Logan Bank and Trust.

Clell Peyton       64        Director, Logan Bank and Trust               10,773
                             Retired, Nationwide Insurance Company.

Earle B. Queen     73        Director, Loan Bank and Trust;           (B) 19,255
                             President, James Funeral Home.

La Veta Jean Ray   69        Retired Counselor,                       (C)  7,428
                             Champmanville High School.

William W. Wagner  68        Director, Logan Bank and Trust;          (D) 15,409
                             Former Director and Executive Comm.,
                             United Bancshares; Former Chairman
                             Eagle Bancorp, Inc.

Eddie Canterbury   52        Director and Executive Vice President/   (E)  7,467
                             CEO, Logan County BancShares, Inc.;
                             Director and President/CEO
                             Logan Bank and Trust.

Walter D. Vance    50        Vice President, Logan County             (F)  4,569
                             BancShares, Inc.; Vice President,
                             Aracoma Drug Company.

Glenn T. Yost      43        Director, Logan Bank and Trust;          (G) 28,963
                             President, W.W. McDonald Land Co.;
                             President, Triadelphia Land Co.;
                             President, Bruce McDonald Holding Co.

David McCormick    53        Director, Logan Bank and Trust;          (H) 38,058
                             President, McCormick's, Inc.;
                             President, Bodaco, Co.

     (A)  Includes 6,982 shares jointly owned with spouse.

     (B) Includes 18,000 shares owned by Earle B. Queen, Trust, 205 shares owned by Funeral Services, Inc. and 225 shares owned by Queen Brothers, Inc.

     (C)  Includes 1,428 shares jointly owned with sister, Erma Ray Butcher.

     (D)  Includes 654 shares jointly owned with spouse.

     (E)  Includes 357 shares owned by IRA.

     (F)  Includes 849 shares owned by Aracoma Drug Company.

     (G) Includes 1,125 shares jointly owned with spouse; and 27,164 shares for which voting and investment powers are deemed; 20,625 shares owned by W.W. McDonald Land Company; 5,863 shares owned by Bruce McDonald Holding Company; 675 shares owned by Triadelphia Land Company.

     (H)  Includes 37,908 shares owned by Badaco, Co.

EXECUTIVE COMPENSATION

     All Executive Officers of Logan County BancShares, Inc. were compensated $7,200.00 in Director's fees during 2000.

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

                                   March 23, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated.

   SIGNATURE

Frank H. Oakley                         Director

Harvey Oakley                           Director, President/Chairman
                                          of the Board

Clell Peyton                            Director  By: _________________
                                                      Eddie Canterbury
Earle B. Queen                          Director      Attorney in Fact
                                                      Date: March 23, 2001
Lavetta J. Ray                          Director

Walter D. Vance                         Director

William W. Wagner                       Director


___________________________             Executive Vice President
Eddie Canterbury                          and Director
Director