Form 10-Q
period 2001-03-31
LOGAN COUNTY BANCSHARES INC
filed 2001-05-14
CIK 760327

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended	March 31, 2001

Commission File Number	2-95114

LOGAN COUNTY BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

WEST VIRGINIA
(State or other jurisdiction of incorporation or organization)
55-0660015
(IRS Employer Identification Number)

P. O. BOX 597, LOGAN, WEST VIRGINIA	25601
(Address of Principal Executive Offices)	(Zip Code)

(304) 752-1166
(Registrant's telephone number including area code)

Indicate by check mark whether the  registrant (1) has filed all reports required to be filed by Section 13  or 15 (d) of the Securities Exchange Act of 1934  during the preceding 12 months (or  for such shorter period that the registrant was required to  file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer's classes of common stock, as of the latest practicable date. 716,991

LOGAN COUNTY BANCSHARES, INC.

PART I -	FINANCIAL INFORMATION

ITEM I	FINANCIAL STATEMENTS:

Consolidated Statement of Condition As of March 31,
2001 and 2000 and December 31, 2000.

Consolidated Statement of Income For the Three Month
Period Ended March 31, 2001 and 2000.

Consolidated Statement of Changes in Stockholders'
Equity for the Three Month Period Ended March
31, 2001 and 2000.

Consolidated Statement of Cash Flows for the Three
Month Period Ended March 31, 2001 and 2000.

Notes to Consolidated Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

SIGNATURES

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Three Month Periods Ended March 31, 2001 and 2000
(In Thousands)

	2001	2000

INTEREST INCOME:
INTEREST ON LOANS	$2,442	$2,241
INTEREST ON INVESTMENTS	420	478
INTEREST ON FEDERAL FUNDS SOLD	160	5
	3,022	2,724

INTEREST EXPENSE:
INTEREST ON DEPOSITS	1,273	1,156
INTEREST OTHER	34	0
NET INTEREST INCOME	1,715	1,568

PROVISION FOR LOAN LOSSES	30	0
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,685	1,568

OTHER INCOME:
SERVICE FEES	150	146
OTHER OPERATING INCOME	35	41
TOTAL OTHER INCOME	185	187

OTHER EXPENSES:
SALARIES AND BENEFITS	513	539
EXPENSE OF BANK PREMISES AND EQUIPMENT	142	137
OTHER OPERATING EXPENSES	423	354
TOTAL OTHER EXPENSES	1,078	1,030

INCOME BEFORE INCOME TAXES	792	725

INCOME TAXES	285	257
NET INCOME	$507	$468
PER SHARE OF COMMON STOCK NET INCOME	$0.71	$0.65

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Condition
March 31, 2001 and 2000 and December 31, 2000
(In Thousands)

	March 31,		December 31,
ASSETS	2001	2000	2000

CASH AND DUE FROM BANKS	$6,144	$5,000	$4,686

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	30,806	28,967	29,618
HELD TO MATURITY	0	0	0

FEDERAL FUNDS SOLD	13,110	750	4,280

LOANS:
TOTAL LOANS	112,405	109,059	113,641

RESERVE FOR LOAN LOSSES	737	701	702

NET LOANS	111,668	108,358	112,939

BANK PREMISES AND EQUIPMENT	3,552	3,732	3,594

ACCRUED INTEREST AND OTHER ASSETS	2,059	3,008	2,363
	$167,339	$149,815	$157,480

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$25,337	$20,159	$23,343
INTEREST BEARING	22,264	22,237	19,435
SAVINGS DEPOSITS	33,602	33,029	32,288
TIME DEPOSITS	66,735	59,040	63,657

TOTAL DEPOSITS	147,938	134,465	138,723

FEDERAL FUNDS PURCHASED	2,000	0	2,000
ACCRUED AND OTHER LIABILITIES	640	448	718

INCOME TAXES PAYABLE:
CURRENT	274	239	18
DEFERRED	97	72	7

TOTAL LIABILITIES	150,949	135,224	141,466

STOCKHOLDERS' EQUITY:
COMMON STOCK-$1.67 PAR VALUE; AUTHORIZED - 780,000 SHARES OUTSTANDING-716,991 SHARES IN 2000 AND 1999	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	13,542	11,743	13,166
TREASURY STOCK	(860)	(860)	(860)

TOTAL STOCKHOLDERS' EQUITY	16,390	14,591	16,014

	$167,339	$149,815	$157,480

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement in Changes in Stockholders' Equity
For the Three Month Periods Ended March 31, 2001 and 2000
(In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total

BALANCE - DECEMBER 31 2000	$1,300	$2,408	$13,237	($71)	($860)	$16,014

COMPREHENSIVE INCOME
NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001	0	0	507	0	0	507

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				105		105

TOTAL COMPREHENSIVE INCOME	0	0	507	105	0	612

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.33			(236)			(236)
	$1,300	$2,408	$13,508	$34	($860)	$16,390

BALANCE - DECEMBER 31 1999	$1,300	$2,408	$12,236	($641)	($860)	$14,443

COMPREHENSIVE INCOME
NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000	0	0	468	0	0	468

CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				(91)		(91)
TOTAL COMPREHENSIVE INCOME	0	0	468	(91)	0	377

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.32			(229)			(229)

Balance March 31, 2000	$1,300	$2,408	$12,475	($732)	($860)	$14,591

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$507	$468
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	67	67
SECURITY AMORTIZATION AND ACCREATION	0	3
MARKET VALUE AMORTIZATION	(1)	(1)
PROVISION FOR LOAN LOSSES	30	0
(INCREASE) DECREASE IN OTHER ASSETS	304	(52)
INCREASE (DECREASE) IN OTHER LIABILITIES	163	(84)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,070	401

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	11,000	0
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	2,000	900
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(13,977)	0
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(8,830)	(750)
NET (INCREASE) DECREASE IN LOANS	1,241	513
PURCHASE OF BANK PREMISES AND EQUIPMENT	(25)	(25)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(8,591)	638

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	4,823	4,065
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	1,314	2,005
NET INCREASE (DECREASE) IN TIME DEPOSITS	3,078	776
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED	0	(9,840)
DIVIDENDS PAID	(236)	(229)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,979	(3,223)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,458	(2,184)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	4,686	7,184

CASH AND CASH EQUIVALENT AT END OF PERIOD	$6,144	$5,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

March 31, 2001

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

EARNINGS SUMMARY

             The Company  reported net  income of $507,000.  for the  three months ended March  31, 2001  compared to  $468,000. for  the three  months ended March  31,  2000,  representing  a  8.34%  increase.   This  increase  was primarily the result of the increase  in net interest income of $147,000., increase  in all  operating expenses  of $48,000.  and decrease  in income taxes of $28,000.

             Earnings per common share were $0.71 for the three months ended March 31, 2001 compared with $0.65 for the same period of 2000.

             Logan County Bancshares' annualized return on assets (ROA) for the three month period ended March 31,  2001 was 1.21% compared  to 1.25% for the three month period ended  March 31,  2000.  Annualized return on shareholders' equity (ROE) was 12.37% and 12.83%  at March 31, 2001 and 2000, respectively.

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

             Interest income amounted to $3,022,000. at March 31, 2001, an increase of $298,000. from March 31, 2000.  Interest expense also increased $151,000., resulting in an overall increase of $147,000. or 9.38% in net interest income between March 31, 2001 and March 31, 2000.

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

             For  the three month period ended March 31, 2001 and 2000,  the provision for loan losses was $30,000 and $0. respectively.

             The reserve for loan losses was  $737,000. at March 31, 2001 compared to $701,000. at  March 31, 2000.  Expressed as a  percentage of loans (net of unearned  income), the reserve  for loan losses  was .66% at  March 31, 2001 and .64% at March 31, 2000.

A summary of the  Company's past due loans and nonperforming assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
(in thousands of dollars)

	March 31,
	2001	2000

Loans past due 90 or more days still accruing interest	$2,397	$3,266

Nonperforming assets:
Nonaccruing loans	423	684
Other real estate owned	257	373
	$680	$1,057

NONINTEREST INCOME

             Noninterest  income includes  revenues  from all  sources other  than interest  income.   For the  three  month  period  ended March  31,  2001, noninterest income totalled $185,000., representing a decrease of $2,000., or 1.07% from the $187,000. recorded during the same period of 2000.  This decrease was primarily due to decreases  in other income of $6,000. offset by increased fees of $4,000.

NONINTEREST EXPENSE

             Noninterest expense comprises overhead costs which are not related to interest expense or  to losses from loans or securities.   As of March 31, 2001, the  Company's noninterest expense totalled  $1,078,000., increasing $48,000. over the $1,030,000. of  noninterest expense for the three months ended March  31, 2000.   Expressed as a  percentage of  assets, annualized noninterest expense  was 2.57%  at March  31, 2001,  compared to  2.75% at March 31, 2000.

             Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing  approximately  50%  of total  noninterest expense at March 31, 2001 and 2000.  Salaries and employee benefits decreased $26,000.,  or 10.90%  at March  31, 2001  compared to  March 31, 2000.  This decrease is primarily due to timing of personnel benefit accruals.

INCOME TAXES

             Logan County Bancshares' federal income tax expense, for the three month period ended March 31,  2001, reflected a $28,000. increase when compared to the same period of 2000.  Income tax expense equalled 35.98% and  35.45% of income before  taxes at  March 31,  2001  and 2000, respectively.  For  financial reporting purposes, income tax expense does not equal  the statutory  income tax  rate of 43%  when applied  to pretax income, primarily because  of timing differences in expense  items for tax purposes.

Balance Sheet Data:

             Total assets increased by $9,859,000. between year end and March 31, 2001 to a balance of $167,339,000.  The major component of this change was a increase  in Federal  Funds Sold  of $8,830,000.  and cash  increased by $1,458,000.  The primary  source of funds for this change  was an increase in deposits of $9,215,000., and net income of $507,000.

Liquidity:

             Managing  Logan's liquidity  requirements primarily  involves meeting the  loan  demand, deposit  withdrawal  and  the cash  flow requirements. Logan's  primary sources  of  liquid  assets are  federal  funds sold  and investment securities maturing in less than  one year.  These items can be converted  into funds  in a  short  period of  time.  At  March 31,  2001, Federal Funds Sold amounted to $13,110,000. and securities maturing within one year  amounted to $2,995,000.  These  are compared to the  balances at March 31, 2000 of $750,000. in  Federal Funds Sold and maturing Investment Securities of $2,499,000. due within one year.

             Traditionally, banks  have been able  to manage liquidity based  on a relatively  stable  group of  core  deposits.   The deposits,  demand  and consumer deposits under $l00,000. are considered the most stable and least expensive source  of funds.  During  2001 and  2000, banks continue  to be faced with more  volatile, interest sensitive funds and have  had to match their  funding  requirements  by  using assets  and  liability  management techniques.

Capital Resources:

             Logan's capital position is based on its stockholders' equity and the primary source of  such equity has been retained  earnings.  Since Logan's formation, it has accumulated Retained  Earnings of $13,542,000. and has a total  Stockholders' Equity  of  $16,390,000.  as of  March  31, 2001;  as compared  to $11,743,000.  of  Retained Earnings  and total  Stockholders' equity of $14,591,000. at March 31, 2000.

             The equity capital  was 9.79% and 9.74% of total  assets at March 31, 2001  and   2000  respectively.   Logan  County   Bancshares  exceeds  all regulatory capital guide lines and has  not been advised by any regulatory agency of any minimum capital requirement.

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

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date
Harvey Oakley, President
(Signature)
Date
Eddie D. Canterbury, Exec. Vice Pres.
(Signature)