Form 10-Q
period 2001-06-30
LOGAN COUNTY BANCSHARES INC
filed 2001-08-14
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

Indicate by check mark whether the  registrant (1) has filed all reportsrequired to be filed by Section 13  or 15 (d) of the Securities ExchangeAct of 1934  during the preceding 12 months (or  for such shorter periodthat the registrant was required to  file such reports) and (2) has beensubject to such filing requirements for the past 90 days. Yes☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  the number  of shares  outstanding,  of each  of the  issuer's classes of common stock, as of the latest practicable date.   716,991

LOGAN COUNTY BANCSHARES, INC.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Condition
June 30, 2001 and 2000 and December 31, 2000
(In Thousands)

ASSETS

	June 30,		December 31,
	2001	2000	2000

CASH AND DUE FROM BANKS	$5,955	$6,013	$4,686

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	21,848	28,409	29,618
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	25,210	0	4,280

LOANS:
TOTAL LOANS	116,031	112,895	113,641

RESERVE FOR LOAN LOSSES	848	613	702

NET LOANS	115,183	112,282	112,939

BANK PREMISES AND EQUIPMENT	3,493	3,706	3,594

ACCRUED INTEREST AND OTHER ASSETS	1,857	2,846	2,363

	$173,546	$153,256	$157,480

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$28,006	$20,524	$23,343
INTEREST BEARING	21,421	20,213	19,435
SAVINGS DEPOSITS	36,160	33,498	32,288
TIME DEPOSITS	68,377	59,673	63,657

TOTAL DEPOSITS	153,964	133,908	138,723

FEDERAL FUNDS PURCHASED AND SECURITIES
SOLD UNDER AGREEMENTS TO REPURCHASE	2,000	3,810	2,000
ACCRUED AND OTHER LIABILITIES AND	686	555	718

INCOME TAXES PAYABLE:
CURRENT	81	69	18
DEFERRED	114	72	7

TOTAL LIABILITIES	156,845	138,414	141,466

STOCKHOLDERS' EQUITY:
COMMON STOCK-$1.67 PAR VALUE; AUTHORIZED - 780,000 SHARES OUTSTANDING-716,991 SHARES IN 2000 AND 1999	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	13,853	11,994	13,166
TREASURY STOCK	(860)	(860)	(860)

TOTAL STOCKHOLDERS' EQUITY	16,701	14,842	16,014

	$173,546	$153,256	$157,480

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Three Month Periods Ended June 30, 2001 and 2000
(In Thousands)

	2001	2000

INTEREST INCOME:
INTEREST ON LOANS	$2,777	$2,315
INTEREST ON INVESTMENTS	370	469
INTEREST ON FEDERAL FUNDS SOLD	222	9

	3,369	2,793

INTEREST EXPENSE:
INTEREST ON DEPOSITS	1,293	1,081
INTEREST OTHER	35	69

NET INTEREST INCOME	2,041	1,643

PROVISION FOR LOAN LOSSES	110	0

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,931	1,643

OTHER INCOME:
SERVICE FEES	168	184
OTHER OPERATING INCOME	6	8

TOTAL OTHER INCOME	174	192

OTHER EXPENSES:
SALARIES AND BENEFITS	527	522
EXPENSE OF BANK PREMISES AND EQUIPMENT	143	134
OTHER OPERATING EXPENSES	555	374

TOTAL OTHER EXPENSES	1,225	1,030

INCOME BEFORE INCOME TAXES	880	805

INCOME TAXES	347	292

NET INCOME	$533	$513

PER SHARE OF COMMON STOCK NET INCOME	$0.74	$0.72

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Six Month Periods Ended June 30, 2001 and 2000
(In Thousands)

	2001	2000

INTEREST INCOME:
INTEREST ON LOANS	$5,219	$4,556
INTEREST ON INVESTMENTS	790	947
INTEREST ON FEDERAL FUNDS SOLD	382	14

	6,391	5,517

INTEREST EXPENSE:
INTEREST ON DEPOSITS	2,566	2,237
INTEREST OTHER	69	69

NET INTEREST INCOME	3,756	3,211

PROVISION FOR LOAN LOSSES	140	0

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,616	3,211

OTHER INCOME:
SERVICE FEES	318	330
OTHER OPERATING INCOME	41	49

TOTAL OTHER INCOME	359	379

OTHER EXPENSES:
SALARIES AND BENEFITS	1040	1061
EXPENSE OF BANK PREMISES AND EQUIPMENT	285	271
OTHER OPERATING EXPENSES	978	728

TOTAL OTHER EXPENSES	2,303	2,060

INCOME BEFORE INCOME TAXES	1672	1530

INCOME TAXES	632	549

NET INCOME	$1,040	$981

PER SHARE OF COMMON STOCK NET INCOME	$1.45	$1.37

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement in Changes in Stockholders' Equity
For the Six Month Periods Ended June 30, 2001 and 2000
(In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total

BALANCE - DECEMBER 31 2000	$1,300	$2,408	$13,237	$(71)	$(860)	$16,014

COMPREHENSIVE INCOME
NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000	0	0	1,040	0	0	1,040

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				128		128

TOTAL COMPREHENSIVE INCOME	0	0	1040	128	0	1168

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.57			(481)			(481)

	$1,300	$2,408	$13,796	$57	($860)	$16,701

BALANCE - DECEMBER 31
1999	$1,300	$2,408	$12,236	$(641)	$(860)	$14,443

COMPREHENSIVE INCOME
NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000	0	0	981	0	0	981

CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES)ON AVAILABLE FOR-SALE SECURITIES				(124)		(124)

TOTAL COMPREHENSIVE INCOME	0	0	981	(124)	0	857

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.64		(458)			1	(458)

	$1,300	$2,408	$12,759	$(765)	$(860)	$14,842

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,040	$981
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	134	133
SECURITY AMORTIZATION AND ACCREATION	0	5
MARKET VALUE AMORTIZATION	(2)	(2)
PROVISION FOR LOAN LOSSES	140	0
(INCREASE) DECREASE IN OTHER ASSETS	506	134
INCREASE (DECREASE) IN OTHER
LIABILITIES	20	(147)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,838	1,104

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	22,500	0
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	3,977	3,400
PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY	0	0
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(18,459)	(2,000)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(20,930	0
NET (INCREASE) DECREASE IN LOANS	(2,384)	(3,411)
PURCHASE OF BANK PREMISES AND EQUIPMENT	(33)	(65)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(15,329)	(2,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	6,649	2,406
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	3,872	2,474
NET INCREASE (DECREASE) IN TIME DEPOSITS	4,720	1,409
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE	0	(6,030)
DIVIDENDS PAID	(481)	(458)

	14,760	(199)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,269	(1,171)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	4,686	7,184

CASH AND CASH EQUIVALENT AT END OF PERIOD	$5,955	$6,013

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

June 30, 2001

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

The Company contracted to have their computer hardware evaluated for Year 2000 compliance and estimates additional computer hardware and software costs to be approximately $455,000. These costs were capitalized and will be a mortized over five years. It is the opinion of management that the cost of converting these systems and the annual a mortization, thereof, will not materially impact the results of operation or its financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following  is a  discussion and  analysis focused  on significant changes in the  financial condition and results  of operations  of Logan County Bancshares, Inc.

EARNINGS SUMMARY

             The Company  reported net  income of $1,046,000. for the  six months ended June  30, 2001 compared to  $981,000. for the six  months ended June 30, 2000, representing a 6.01%  increase.  This increase was primarily the result of  the increase in net  interest income of $545,000.,  decrease inother  income  of $20,000.  and  increase  in  all operating  expenses  of $383,000. and decrease in income taxes of $83,000.

             Earnings per  common share were $1.45  for the six months  ended June 30, 2001 compared with $1.37 for the same period of 2000.

             Logan County  Bancshares' annualized return  on assets (ROA)  for the six month period ended  June 30, 2001 was 1.20% compared  to 1.28% for the six  month period ended June  30, 2000.  Annualized return on shareholders' equity  (ROE)  was   12.45%  and  13.21%  at  June  30,   2001  and  2000, respectively.

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

             Interest income amounted to $6,391,000. at June 30, 2001, an increase of  $874,000.  from  June  30,  2000.   Interest  expense  also  increased $329,000., resulting in an overall increase  of $545,000. or 16.97% in net interest income between June 30, 2001 and June 30, 2000.

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

             For the six month period ended  June 30, 2001 and 2000, the provision for loan losses was $140,000. and $0.  respectively.

             The reserve for  loan losses was $848,000. at June  30, 2001 comparedto $613,000. at June 30, 2000.  Expressed as a percentage of loans (net of unearned income),  the reserve for loan  losses was .74% at  June 30, 2001 and .54% at June 30, 2000.

A summary  of the  Company's past  due loans  and nonperforming  assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
(in thousands of dollars

	June 30,

	2001	2000

Loans past due 90 or more days still accruing interest	$2,254	$2,738

Nonperforming assets:
Nonaccruing loans	422	596
Other real estate owned	154	384

	$576	$980

NONINTEREST INCOME

             Noninterest  income includes  revenues  from all  sources other  than interest  income.   For  the  six   month  period  ended  June  30,  2001, noninterest  income   totalled  $359,000.,  representing  a   decrease  of $20,000., or 5.28%  from the $379,000. recorded during the  same period of 2000.  This increase was primarily due to decreases in service fees income of $12,000.

NONINTEREST EXPENSE

             Noninterest expense comprises overhead costs which are not related to interest expense  or to losses from  loans or securities.  As  of June 30, 2001, the  Company's noninterest expense totalled  $2,303,000., increasing $243,000. over the  $2,060,000. of noninterest expense for  the six months ended  June 30,  2000.  Expressed  as a  percentage of  assets, annualized noninterest expense was 2.69% at June  30, 2000, compared to 2.69% at June 30, 2000.

             Salaries and  employee benefits are Logan  County Bancshares' largest noninterest  cost,  representing  approximately   45%  and  51%  of  total noninterest  expense at  June 30,  2001 and  2000.  Salaries  and employee benefits decreased  $21,000., or 2.00% at  June 30, 2001 compared  to June 30, 2000.  This decrease is primarily due to payroll timimg.

INCOME TAXES

             Logan  County Bancshares'  federal income  tax expense,  for the  six month  period ended  June 30,  2001,  reflected a  $83,000. increase  when compared to the  same period of 2000.  Income tax  expense equalled 37.80% and 35.88% of income before taxes at June 30, 2001 and 2000, respectively. For financial  reporting purposes, income  tax expense does not  equal the statutory income tax rate of 43%  when applied to pretax income, primarily because of timing differences included in income before income taxes.

Balance Sheet Data:

             Total assets increased by $16,066,000.  between year end and June 30, 2001 to a balance of $173,546,000.  The major component of this change was a decrease  in Investment  Securities  of $7,770,000.,  loan increases  of$2,390,000.,  federal  funds  sold   increase  of  $20,930,000.  and  cash increased by $1,269,000.  The primary source  of funds for this change was an increase in deposits of $15,211,000., and net income of $1,040,000.

Liquidity:

             Managing  Logan's liquidity  requirements primarily  involves meeting the  loan  demand, deposit  withdrawal  and  the cash  flow  requirements. Logan's  primary sources  of  liquid  assets are  federal  funds sold  and investment securities maturing in less than  one year.  These items can be converted into funds in a short period of time.  At June 30, 2001, Federal Funds Sold  amounted to  $25,210,000. and  securities maturing  within one year amounted to  $2,998,000.  These are compared to the  balances at June 30, 2000 of $0 in Federal Funds Sold and maturing Investment Securities of $2,100,000. due within one year.

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

Capital Resources:

             Logan's capital position is based on its stockholders' equity and the primary source of  such equity has been retained  earnings.  Since Logan's formation, it has accumulated Retained  Earnings of $13,853,000. and has a total  Stockholders'  Equity of  $16,701,000.  as  of  June 30,  2001;  as compared  to $11,994,000.  of  Retained Earnings  and total Stockholders' equity of $14,842,000. at June 30, 2000.

             The equity  capital was 9.62% and  9.68% of total assets  at June 30, 2001  and   2000  respectively.   Logan  County   Bancshares  exceeds  all regulatory capital guide lines and has  not been advised by any regulatory agency of any minimum capital requirement.

Effects of Inflation:

             The  impact   of  inflation   on  a  financial   institution  differs significantly  from  that  exerted  on an  industrial  concern,  primarily because a  financial institution's  assets and liabilities  consist almost entirely of  monetary items.  The low  proportion of the Bank's  net fixed assets to  total assets  reduces both the  potential of  inflated earnings resulting  from   understated  depreciation  charges  and   the  potential significant understatement of asset  values.  However, inflation does have a considerable indirect impact on  banks, including increased loan demand,as it becomes necessary for  producers and consumers to acquire additional funds to  maintain the  same levels of  consumption, inventories,  and new investments.  Inflation  also frequently results in  higher interest rates which can affect both yields on  earning assets and rates paid on deposits and other interest-bearing liabilities.

PART II. - OTHER INFORMATION

NONE.

SIGNATURES

             Pursuant to the requirements of  the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed  on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.

(Registrant)

Date

Harvey Oakley, President
(Signature)

Date

Eddie D. Canterbury, Exec. Vice Pres.
(Signature)