Form 10-Q
period 2001-09-30
LOGAN COUNTY BANCSHARES INC
filed 2001-11-14
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended
September 30, 2001

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

Consolidated Statement of Condition As of September 30, 2001 and 2000 and December 31, 2000.

Consolidated Statement of Income For the Three Month Period Ended September 30, 2001 and 2000.

Consolidated Statement of Income For the Nine Month Period Ended September 30, 2001 and 2000.

Consolidated Statement of Changes in Stockholders' Equity for the Nine Month Period Ended September 30, 2001 and 2000.

Consolidated Statement of Cash Flows for the Nine Month Period Ended September 30, 2001 and 2000.

Notes to Consolidated Financial Statements

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II -	OTHER INFORMATION

SIGNATURES

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Condition

September 30, 2001 and 2000 and December 31, 2000

(In Thousands)

ASSETS

	September 30,		December 31,
	2001	2000	2000
CASH AND DUE FROM BANKS	$5,228	$5,481	$4,686

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	21,034	28,898	29,618
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	28,060	1,830	4,280

LOANS:
TOTAL LOANS	115,491	113,193	113,641

RESERVE FOR LOAN LOSSES	805	613	702
NET LOANS	114,686	112,580	112,939

BANK PREMISES AND EQUIPMENT	3,433	3,656	3,594

ACCRUED INTEREST AND OTHER ASSETS	1,579	2,713	2,363
	$174,020	$155,158	$157,480

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$29,481	$21,500	$23,343
INTEREST BEARING	22,563	20,588	19,435
SAVINGS DEPOSITS	37,922	31,722	32,288
TIME DEPOSITS	64,273	63,178	63,657
TOTAL DEPOSITS	154,239	136,988	138,723

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	2,000	2,000	2,000
ACCRUED AND OTHER LIABILITIES	600	572	718

INCOME TAXES PAYABLE:
CURRENT	28	79	18
DEFERRED	160	72	7
TOTAL LIABILITIES	157,027	139,711	141,466

STOCKHOLDERS' EQUITY:
COMMON STOCK-$1.67 PAR VALUE; AUTHORIZED - 780,000 SHARES OUTSTANDING-716,991 SHARES IN 2001 AND 2000	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	14,145	12,599	13,166
TREASURY STOCK	(860)	(860)	(860)
TOTAL STOCKHOLDERS' EQUITY	16,993	15,447	16,014
	$174,020	$155,158	$157,480

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Nine Month Periods Ended September 30, 2001 and 2000

(In Thousands)

	2001	2000

INTEREST INCOME:
INTEREST ON LOANS	$7,667	$7,012
INTEREST ON INVESTMENTS	1,033	1,416
INTEREST ON FEDERAL FUNDS SOLD	652	42
	9,352	8,470

INTEREST EXPENSE:
INTEREST ON DEPOSITS	3,775	3,478
INTEREST OTHER	105	69
NET INTEREST INCOME	5,472	4,923

PROVISION FOR LOAN LOSSES	170	0
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,302	4,923

OTHER INCOME:
SERVICE FEES	460	492
OTHER OPERATING INCOME	75	56
TOTAL OTHER INCOME	535	548

OTHER EXPENSES:
SALARIES AND BENEFITS	1,598	1,575
EXPENSE OF BANK PREMISES AND EQUIPMENT	432	407
OTHER OPERATING EXPENSES	1,393	1,158
TOTAL OTHER EXPENSES	3,423	3,140

INCOME BEFORE INCOME TAXES	2,414	2,331

INCOME TAXES	899	799
NET INCOME	$1,515	$1,532

PER SHARE OF COMMON STOCK NET INCOME	$2.11	$2.14

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Three Month Periods Ended September 30, 2001 and 2000

(In Thousands)

	2001	2000
INTEREST INCOME:
INTEREST ON LOANS	$2,448	$2,456
INTEREST ON INVESTMENTS	243	469
INTEREST ON FEDERAL FUNDS SOLD	270	28
	2,961	2,953

INTEREST EXPENSE:
INTEREST ON DEPOSITS	1,209	1,205
INTEREST OTHER	36	36
NET INTEREST INCOME	1,716	1,712

PROVISION FOR LOAN LOSSES	30	0
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,686	1,712

OTHER INCOME:
SERVICE FEES	142	162
OTHER OPERATING INCOME	34	7
TOTAL OTHER INCOME	176	169

OTHER EXPENSES:
SALARIES AND BENEFITS	558	514
EXPENSE OF BANK PREMISES AND EQUIPMENT	147	136
OTHER OPERATING EXPENSES	415	430
TOTAL OTHER EXPENSES	1,120	1,080

INCOME BEFORE INCOME TAXES	742	801

INCOME TAXES	267	250
NET INCOME	$475	$551

PER SHARE OF COMMON STOCK NET INCOME	$0.67	$0.77

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement in Changes in Stockholders' Equity

For the Nine Month Periods Ended September 30, 2001 and 2000

(In Thousands)

	Common Stock

Surplus

			Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
BALANCE – DECEMBER 31 2000	$1,300	$2,408	$13,237	$(71)	$(860)	$16,014

COMPREHENSIVE INCOME
NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001	0	0	1,515	0	0	1,515

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				188		188

TOTAL COMPREHENSIVE INCOME	0	0	1,515	188	0	1,703

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $1.01			(724)			(724)
	$1,300	$2,408	$14,028	$117	$(860)	$16,993

BALANCE – DECEMBER 31 1999	$1,300	$2,408	$12,236	$(641)	$(860)	14,443

COMPREHENSIVE INCOME
NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000	0	0	1,532	0	0	1,532

CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				160		160
TOTAL COMPREHENSIVE INCOME	0	0	1,532	160	0	1,692

DIVIDENDS ON 716,991 SHARES 0 COMMON STOCK @ $0.96					(688)	(688)
	$1,300	$2,408	$13,080	$(481)	$(860)	$15,447

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,515	$1,532
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	200	200
SECURITY AMORTIZATION AND ACCREATION	0	5
MARKET VALUE AMORTIZATION	(3)	(3)
PROVISION FOR LOAN LOSSES	170	0
(INCREASE) DECREASE IN OTHER ASSETS	784	37
INCREASE (DECREASE) IN OTHER LIABILITIES	(112)	(120)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,554	1,651

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	34,900	0
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	7,400	5,400
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(33,435)	(3,974)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(23,780)	(1,830)
NET (INCREASE) DECREASE IN LOANS	(1,850)	(3,709)
PURCHASE OF BANK PREMISES AND EQUIPMENT	(39)	(82)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(16,804)	(4,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	9,266	3,757
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	5,634	698
NET INCREASE (DECREASE) IN TIME DEPOSITS	616	4,914
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE	0	(7,840)
DIVIDENDS PAID	(724)	(688)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,792	841
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	542	(1,703)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	4,686	7,184
CASH AND CASH EQUIVALENT AT END OF PERIOD	$5,228	$5,481

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

September 30, 2001

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

EARNINGS SUMMARY

The Company reported net income of $1,515,000. for the nine months ended September 30, 2001 compared to $1,532,000. for the nine months ended September 30, 2000, representing a 1.11% decrease.  This decrease was primarily the result of the increase in net interest income of $379,000., decrease in other income of $13,000. and increase in all operating expenses of $283,000. and increase in income taxes of $100,000.

Earnings per common share were $2.11 for the nine months ended September 30, 2001 compared with $2.14 for the same period of 2000.

Logan County Bancshares' annualized return on assets (ROA) for the nine month period ended September 30, 2001 was 1.16% compared to 1.32% for the nine month period ended September 30, 2000.  Annualized return on shareholders' equity (ROE) was 11.89% and 13.22% at September 30, 2001 and 2000, respectively.

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

Interest income amounted to $9,352,000. at September 30, 2001, an increase of $882,000.  from September  30, 2000.  Interest expense also increased $333,000., resulting in an overall increase of $549,000. or 11.15% in net interest income between September 30, 2001 and September 30, 2000.

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

For the nine month period ended September 30, 2001 and 2000, the provision for loan losses was $170,000. and $0.  respectively.

The reserve for loan losses was $805,000. at September 30, 2001 compared to $702,000. at September 30, 2000.  Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was .70% at September 30, 2001 and .54% at September 30, 2000.

A summary of the Company's past due loans and nonperforming assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS

(in thousands of dollars)

	September 30,
	2001	2000
Loans past due 90 or more days still accruing interest	$2,575	$3,440

Nonperforming assets:
Nonaccruing loans	493	511
Other real estate owned	155	270
	$648	$781

NONINTEREST INCOME

Noninterest income includes revenues from all sources other than interest income. For  the nine month period ended September 30, 2001, noninterest income totalled $535,000., representing a decrease of $13,000., or 2.37% from the $548,000. recorded during the same period of 2000.  This increase was primarily due to increases in service fees income of $32,000.

NONINTEREST EXPENSE

Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities.  As of September 30, 2001, the Company's noninterest expense totalled $3,423,000., increasing $283,000. over the $3,140,000. of noninterest expense for the nine months ended September 30, 2000.  Expressed as a percentage of assets, annualized noninterest expense was 2.62% at September 30, 2001, compared to 2.69% at September 30, 2000.

Salaries and employee benefits are Logan County Bancshares' largest noninterest cost, representing approximately 50% of total noninterest expense at September 30, 2001 and 2000.  Salaries and employee benefits increased $23,000., or 1.46% at September 30, 2001 compared to September 30, 2000.  This increase is primarily due to increased personnel.

INCOME TAXES

Logan County Bancshares' income tax expense, for the nine month period ended September 30, 2001, reflected a $100,000. increase when compared to the same period of 2000.  Income tax expense equalled 37.24% and 34.28% of income before taxes at September 30, 2001 and 2000, respectively.  For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences included in income before income taxes.

Balance Sheet Data:

Total assets increased by $16,540,000. between year end and September 30, 2001 to a balance of $174,020,000.  The major component of this change was a decrease in Investment Securities of $8,584,000., and loan increases of  $1,850,000. and increased federal funds sold by $23,780,000.  The primary source of funds for this change was an increase in deposits of $15,516,000., and net income of $1,515,000.

Liquidity:

Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements.  Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year.  These items can be converted into funds in a short period of time.  At September 30, 2001, Federal Funds Sold amounted to $28,060,000. and securities maturing within one year amounted to $2,998,000.  These are compared to the balances at September 30, 2000 of $1,830,000.  in Federal Funds Sold and maturing Investment Securities of $1,992,000. due within one year.

Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits.  The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds.  During 2001 and 2000, banks continue to be faced with volatile interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings.  Since Logan's formation, it has accumulated Retained Earnings of $14,145,000. and has a total Stockholders' Equity of $16,993,000.  as of September 30, 2001; as compared to $12,599,000.  of Retained Earnings and total Stockholders' equity of $15,447,000. at September 30, 2000.

The equity capital was 9.76% and 9.96% of total assets at September 30, 2001 and 2000 respectively.  Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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