Form 10-K
period 2001-12-31
LOGAN COUNTY BANCSHARES INC
filed 2002-03-29
CIK 760327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Persuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the calendar year ended December 31, 2001 Commission File No.2-95114

LOGAN COUNTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0660015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 597 Logan, WV	25601
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (304) 752-2080

Securities Registered Pursuant To Section 12(b) of The Act:

NONE

Name of each exchange
Title of Each Class	on which registered

Securities Registered Pursuant to Section 12(g) of The Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class Outstanding at March 23, 2002

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

                The Chapmanville Bank of LB&T bank has one location situated on Railroad Avenue in Chapmanville, West Virginia.

                This facility also provides a complete range of retail banking services to individuals and small and medium sized businesses. These services include checking, savings, NOW, certificates of deposit and money market account deposits, business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes are ided as well. In addition, the Bank offers consumer oriented financial services such as IRA accounts, night depository, safety deposit boxes and other banking related services.

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

                The sales price for Logan County Bancshares, Inc. stock is determined by negotiations between individual buyers and sellers. Although Company keeps no records of sale prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentation, Corporation’s management estimates the approximate market value ranges for 2001 and 2000 to be as follows:

	First	Second	Third	Fourth
Sale Price:	Quarter	Quarter	Quarter	Quarter
2001 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42
2000 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42

Per Share Dividends
Declared:
2001 Common Stock	$0.33	$0.34	$0.34	$0.49
2000 Common Stock	$0.32	$0.32	$0.32	$0.48

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

                None.

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK

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

                The sales price for Logan County BancShares, Inc. stock are determined by negotiations between individual buyers and sellers. Although Company keeps no records of sales prices paid for Company stock and has  no direct knowledge  of such prices, for  purposes of presentation, Corporation’s management estimates the approximate market value ranges for 2001 and 2000 to be as follows:

	First	Second	Third	Fourth
Sales Price	Quarter	Quarter	Quarter	Quarter
2001 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42
2000 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42

Per Share Dividends Declared:
2001 Common Stock	$0.33	$0.34	$0.34	$0.49
2000 Common Stock	$0.32	$0.32	$0.32	$0.48

ITEM 6 - SELECTED FINANCIAL DATA

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

(In Thousands of Dollars)

YEAR ENDED DECEMBER 31:	2001	2000	1999	1998	1997
Total Interest Revenue	$12,090	$11,508	$10,753	$9,964	$8,693
Total Interest Expense	4,801	4,828	4,378	4,260	3,605
Net Interest Revenue	7,289	6,680	6,375	5,704	5,088
Provision for Possible
Loan Losses	700	100	22	90	107
Net Interest Revenue After Provision for Possible Loan Losses	6,589	6,580	6,353	5,614	4,981
Other Operating Revenue	707	769	699	989	1,264
Other Operating Expense	(4,631)	(4,185)	(3,897)	(3,629)	(3,294)
Income Before Income Taxes	2,665	3,164	3,155	2,974	2,951
Income Taxes	909	1,131	1,131	1,083	1,057
Net Income	$1,756	$2,033	$2,024	$1,891	$1,894
Per Common Share:
Net Income	$2.45	$2.84	$2.83	$2.64	$2.65
Cash Dividends Declared	$1.50	$1.44	$1.34	$1.18	$1.07
At December 31:
Total Loans	$116,907	$113,641	$109,571	$95,139	$84,898
Total Assets	171,599	157,480	152,746	139,278	121,850
Total Deposits	152,028	138,723	127,619	124,420	108,107
Short-Term Debt	2,000	2,000	9,840	0	0
Total Shareholders’ Equity	16,800	16,014	14,444	14,060	12,983
Selected Ratios:
Rate of Return on Average:
Total Assets	1.03%	1.36%	1.39%	1.43%	1.62%
Shareholders’ Equity	10.36%	13.35%	13.84%	13.99%	15.18%
Tier 1 Capital to Total Assets at Year End	10.31%	10.25%	9.92%	10.09%	11.09%
Average Total Shareholders’ Equity to Average total Assets	9.95%	10.15%	10.05%	10.22%	10.66%
Common Dividend Payout Ratio	61.12%	50.79%	47.35%	44.70%	39.60%
Nonaccrual and Restructured Business Loans as a Percentage of Total Loans	0.09%	0.13%	0.51%	0.53%	0.64%

ITEM 7 - Management’s Discussion and Analysis

Logan County BancShares, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

INTRODUCTION

                The Management’s Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiary. Included are (a) the results of operations for 2000 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital. The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations. The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

                To assist in understanding and evaluating major changes in Logan County BancShares, Inc.’s financial position and results of operations, this discussion emphasizes a comparison of the years 2001 to 2000, 2000 to 1999, and 1999 to 1998, and also presents five year information in instances  where appropriate.  This  discussion  should be  read concurrently with the audited financial statements including notes to those statements.

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

LIQUIDITY AND CAPITAL RESOURCES

                Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds. At December 31, 2001, and 2000, the funds available within one year from investments and loans were $37,712,000. and $43,830,000.

                Logan County  BancShares, Inc.’s subsidiary deposit  mix has increased by  $13,305,000. in  2001, $11,104,000., in  2000, and $3,198,000. in 1999. These increases in the deposit mix points out a marketing strategy that has attracted new customers to the Bank. Time deposits represented the major growth in the deposit mix.  They increased by $5,392,000., and $8,056,000. respectively in 2000 and 1999. In 1998 all catagories grew while the shift in 1997 was from savings accounts into time deposits due to the Banks’ promotional activities; offering competitive interest rates for short-term and long-term CD’s. Demand deposits contributed to the growth in the deposit mix by increasing $6,164,000. in 2001 and $4,011,000 in 2000. Savings deposits showed increases of $7,517,000 in 2001, $1,263,000 in 2000 and 1999 of $1,207,000. after remaining stable over the past five years.  These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate.  At December 31, 2001 and 2000, 32.19% and 30.83% of the total deposits were in demand deposits, while 26.18% and 23.27% were in savings and 41.63% and 45.89% were in time deposits, respectively. The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

                During 2001, 2000 and 1999, banks have been faced with a highly competitive atmosphere in the sense of maintaining a continuity of growth. Logan County BancShares, Inc. has maintained a community bank approach which enhances its performance over those years. The merger of Bank of Chapmanville into Logan Bank & Trust Company enabled the Company to operate more effeciently and thereby capture a sizeable portion of the market for deposits in the fastest growing area of Logan County, West Virginia. Also, with the addition of the Man Branch of Logan Bank & Trust and Harts Bank of Logan Bank & Trust in 1996, and the Fountain Place location in 1999, the Company has expanded its current market. See Table I. for a five-year summary of financial data.

                Capital planning is essentially  the management process that allocates capital resources in a manner that generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable.  Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather than the high-risk, high-exposure techniques. As noted in Table I. the ratio of net income to average assets was 1.03%, 1.36%, and 1.43%, for the years ended December 31, 2001, 2000 and 1999, respectively.  Through the periods presented, management has allocated new funds into the higher-yielding loans and holding the investment securities nearly constant.  Although the improvement in the local economy had been at a slow pace through the periods presented, overall loan demand and deposit growth show a marked increase due to marketing the community bank service approach.

                Table I. represents a summary of financial data for the previous five years.

TABLE I. — SUMMARY OF FINANCIAL DATA FOR FIVE YEARS

(In thousands of dollars)

	2001	2000	1999	1998	1997
Year End Balances:
Total Assets	$171,599	$157,480	$152,746	$139,278	$121,850
Total Earning Assets	160,413	147,539	139,600	130,454	113,088
Total Deposits	152,028	138,728	127,619	124,420	108,107
Stockholders’ Equity	16,800	16,014	14,444	14,059	12,983

Income for the Year:
Total Interest Income	12,090	11,508	10,753	9,964	8,693
Total Interest Expense	4,801	4,828	4,378	4,260	3,605
Net Interest Income	7,289	6,680	6,375	5,704	5,088
Provision for Loan Losses	700	100	22	90	107
Non-Interest Income	707	769	699	989	1,264
Non-interest expense	5,540	5,316	5,028	4,712	4,351
Net Income	1,756	2,033	2,024	1,891	1,893

Per Share Data
Net Income	2.84	2.84	2.83	2.64	2.65
Stockholders’ Equity	23.43	22.34	20.14	19.61	18.44
Cash Dividends	1.50	1.44	1.34	1.18	1.07

Key Ratios
Net Income To:
Average Assets	1.03%	1.36%	1.39%	1.43%	1.62%
Average Stockholders’ Equity	10.36%	13.36%	13.84%	13.99%	15.18%
Average Stockholders’ Equity to Average Assets	9.95%	10.15%	10.05%	10.22%	10.66%

TABLE II. - RATE ANALYSIS OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	2001			2000			1999
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Yield	Balance	(Expense)	Yield	Balance	(Expense)	Yield
EARNING ASSETS:
Loans
(Net of Reserves & Discounts):
Commercial	$46,696	$4,209	9.01%	$43,232	$3,955	9.15%	$40,468	$3,476	8.59%
Real Estate	52,514	4,376	8.33%	52,215	4,302	8.24%	49,235	4,037	8.20%
Consumer	14,079	1,397	9.92%	13,348	1,257	9.42%	12,212	1,100	9.01%
Total Net Loans	113,289	9,982	8.81%	108,795	9,514	8.74%	101,915	8,613	8.45%
Investment Securities:
Held to Maturity	0	0	0.00%	0	0	0.00%	1,080	68	6.30%
Available for Sale	25,967	1,354	5.21%	28,887	1,886	6.53%	29,045	1,840	6.33%
Total Investment Securities	25,967	1,354	5.21%	28,887	1,886	6.53%	30,125	1,908	6.33%
Federal Funds Sold & Securities
Securities Purchased
Under Option to Resale	20,540	754	3.67%	1,728	108	6.25%	4,792	232	4.84%
Total Earning Assets	$159,796	$12,090	7.57%	$139,410	$11,508	8.25%	$136,832	$10,753	7.86%
Interest Bearing Liabilities:
Savings & Interest Bearing Demand	$57,807	$1,139	1.97%	$55,169	$1,329	2.41%	$53,114	$1,360	2.56%
Time Deposits	64,549	3,522	5.46%	59,505	3,430	5.76%	58,167	2,964	5.10%
Federal Funds/Repurchased	2,000	140	7.00%	1,052	69	6.56%	833	54	6.48%
Total Interest Bearing
Liabilities	$124,356	$4,801	3.86%	$115,726	$4,828	4.17%	$112,114	$4,378	3.93%

TABLE III. - VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

(In Thousands of Dollars)

				2001 Vs. 2000			2000 Vs. 1999
	Interest Income Expense			Increase (Decrease) Due To Change In			Increase (Decrease) Due To Change In
	2001	2000	1999	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME ON EARNING ASSETS:
LOANS:
Commercial	$4,209	$3,955	$3,476	$317	$(63)	$254	$252	$227	$479
Real Estate	4,376	4,302	4,037	25	49	74	245	20	265
Consumer	1,397	1,257	1,100	69	71	140	107	50	157
Total Loans	9,982	9,514	8,613	411	57	468	604	297	901
SECURITIES:
Taxable	0	0	68	0	0	0	(68)	0	(68)
Tax Exempt	0	0	0	0	0	0	0	0	0
Available for Sale	1,354	1,886	1,840	(190)	(342)	(532)	(12)	58	46
Total Securities	1,354	1,886	1,908	(190)	(342)	(532)	(80)	58	(22)
FEDERAL FUNDS SOLD AND SECURITIES PURCHASED:
Under Agreement to Resale	754	108	232	1,175	(529)	646	(56)	(68)	(124)
TOTAL INTEREST INCOME ON EARNING ASSETS	12,090	11,508	10,753	1,396	(814)	582	468
INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Savings and Interest Bearing Demand Deposits	1,139	1,329	1,360	(63)	(127)	(190)	49	(80)	(31)
Time Deposits	3,522	3,430	2,964	290	(198)	92	82	384	466
Federal Funds Purchased	140	69	54	62	9	71	14	1	15
TOTAL INTEREST EXPENSE ON INTEREST BEARING LIABILITIES	4,801	4,828	4,378	289	(316)	(27)	145	304	450
NET INTEREST INCOME	$7,289	$6,680	$6,375	$1,107	($498)	$609	$323	($17)	$305

LOAN PORTFOLIO

                The loan portfolio of Logan County BancShares, Inc.  Subsidiary continues to represent the largest component of earning assets.  Loan activity has continued to increase due to the Bank’s emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 22.30% of the total loans due within one year.

TABLE IV - REMAINING MATURITIES OF LOANS AT DECEMBER 31, 2001

(In Thousands of Dollars)

	COMMERCIAL,
	FINANCIAL AND	REAL ESTATE
MATURITIES	AGRICULTURAL	MORTGAGES	INSTALLMENTS	TOTAL
Due Within One Year	$18,482	$6,625	$966	26,073
Due One to Five Years	16,521	24,662	9,287	50,470
Due After Five Years	14,207	22,432	3,725	40,364
Total Loans	$49,210	$53,719	$13,978	$116,907
Due After One Year at Fixed Rate	$30,728	$47,094	$13,012	90,834
Due After One Year at Floating Rate	0	0	0	0
Total Loans Due After One Year	$30,728	$47,094	$13,012	$90,834

LOAN LOSSES AND CREDIT RISKS

                The allowance for loan losses is established by charging expenses at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses.  Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance.  The amount of the provision is based on past loan loss experience, management’s evaluation of the loan portfolio under current economic conditions, and such other factors as in management’s best judgement deserve current recognition in estimating loan losses.  Tables V. and VI. represent a summary of loan loss experience for the years 2001, 2000, 1999 1998 and 1997.

TABLE V. — ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2001	2000	1999	1998	1997
Amount of Loans Outstanding at End of Period	$115,755	$112,939	$108,871	$94,402	$84,225
Monthly Average Amount of Loans	$113,289	$109,447	$101,197	$89,182	$78,430
Balance of Allowance for Possible Loan Losses at Beginning of Period	$702	$700	$701	$673	$681
Loans Charged Off:
Commercial	$32	$0	$0	$14	$103
Real Estate	20	7	0	0	0
Consumer	205	99	29	51	13
Total Loans Charged Off	257	106	29	65	116
Recoveries of Loans Previously Charged Off:
Commercial	1	0	1	1	0
Real Estate	1	3	0	0	0
Consumer	6	5	4	2	1
Total Recoveries	8	8	5	3	1
Net Loans Charged Off	249	98	24	62	116
Additions to Allowance:
Charged to Expense	700	100	23	90	107
Balance at End of Period	$1,153	$702	$700	$701	$673
Ratio of Net Charge-Offs During Period to Average Loans	1.017%	0.089%	0.024%	0.069%	0.148%

TABLE VI. - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998		December 31, 1997
		% Of		% Of		% Of		% Of		% Of
		Outstanding		Outstanding		Outstanding		Outstanding		Outstanding
		Loan		Loan		Loan		Loan		Loan
	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance
Commercial	$749	1.52%	$464	0.98%	$464	1.03%	$463	1.22%	$422	1.03%

Real Estate	288	0.54%	163	0.31%	163	0.32%	163	0.35%	144	0.40%

Consumer	116	0.83%	75	0.55%	73	0.55%	75	0.67%	107	1.27%

Total	$1,153	0.97%	$702	0.62%	$700	0.64%	$701	0.74%	$673	0.79%

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

TABLE VII. — CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS

(In Thousands of Dollars)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Commercial Loans	$49,211	$47,526	$45,069	$37,938	$35,643
Real Estate Loans	53,719	52,597	51,163	46,088	40,858
Consumer Loans	13,978	13,518	13,339	11,114	8,493
Subtotal	116,908	113,641	109,571	95,140	84,994
Less: Unearned Income	0	0	0	36	96
Subtotal	116,908	113,641	109,571	95,104	84,898
Less: Reserve for Loan Losses	1,153	702	700	701	673
Net Loans	$115,755	$112,939	$108,871	$94,403	$84,225
Non-Performing Assets
Non-Accruing Loans	$864	$426	$555	$509	$546
Loans Past Due 90 Days	1,801	3,338	3,272	3,310	1,031
Other Real Estate Owned	227	200	358	94	172
Total Non-Performing Assets	$2,892	$3,964	$4,185	$3,913	$1,749

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

                Securities include those classified as held to maturity and available for sale. The change in securities in 2001 was 22% of the portfolio and represented allocation of funds due to lower loan demand. During 2000, the investment securities increased $6,737,000. in U.S. agencies that were classified as available for sale.

                All debt securities, that Logan County BancShares subsidiary does not have the ability or management does not have the positive intent to hold to maturity, are classified as “securities available for sale” and are carried at market value.

TABLE VIII. - MATURITY DISTRIBUTION OF SECURITIES AT DECEMBER 31, 2001

(In Thousands of Dollars)

			Over
		Over	Five
	One	One Year	Years
	Year	Through	Through	Over
	or	Five	Ten	Ten		Market
December 31, 2001	Less	Years	Years	Years	Total	Value
	Dollars in thousands
U.S. Government:
Available for sale	3,487	0	0	0	3,487	3,489
Held to maturity	0	0	0	0	0	0

U.S. Federal Agency Security
Available for sale	0	32,553	0	0	32,553	32,616
Held to maturity	0	0	0	0	0	0

Total securities:
Available for sale	3,487	32,553	0	0	36,040	36,105
Held to maturity	0	0	0	0	0	0
Total	3,487	32,553	0	0	36,040	36,105

Percent of total	9.68%	90.32%	0.00%	0.00%	100.00%	100.00%

Weighted average yield**	1.53%	4.14%	0.00%	0.00%	3.89%	3.77%

                ** The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

OTHER EXPENSES

                During 2001 the other expenses grew by $446,000. or 10.66% over 2000. The increase is directly related to the overall growth of the bank and its customer base.  A large portion of the increase were, salaries and wages of $69,000., repair and maintenance of $44,000., data processing cost of $39,000. and stationery and supplies of $44,000. all due to increase customer activity.  Bank operating expense increased by $223,000. due to donations of real estate to a non profit group of $170,000.

                In 2000 other expenses increased $288,000. or 7.39% compared to 1999.  This increase was due to overall growth in 2000 and the operations of the new facility at Fountain Place.  The increase of salaries and benefits of $129,000., FDIC insurance of $21,000. and bank operating expenses of $55,000. are all a direct effect of the increase customer base.

                Other expenses continued to increase in 1998 by $333,000. to $3,629,000. This growth was due to the overall growth of the company and its expansion of customer services. The largest components of the increase was salaries and benefits of $157,000. and data porcessing of $133,000. While both are related to the subsidiary bank’s growth and increased service, the data processing cost also reflect preliminary Y2K cost incurred to evaluate the systems used by the company. These cost amount to $42,000. in 1998.

                In 2001 and 2000 the changes in taxes were due to changes in property taxes.  Depreciation expense increased throughout the period. This increase is attributable to the opening of two branch facilities at Man and Harts, West Virginia and the Fountain Place facility late 1999.

                Repairs and maintenance, directors’ fees, equipment rental, and Bank stationery expenses vary from year to year based on the Company’s demand. These types of expenses are not directly related to the income function and, therefore, increase or decrease sporadically.

OTHER INCOME

                In 2001 and 2000, the company continued to adjust their focus from increased collection of fees to promoting a growth in deposits. As a result, the service fees declined $41,000. in 2001 and increased in 2000 by $32,000.  Other income decreased by $63,000. in 2001, and increased by $71,000. in 2000 or 8.91% and 29.32% respectively as a result of these changes.

TABLE IX - OTHER INCOME

(In Thousands of Dollars)

				Increase (Decrease)
				2001 Over 2000		2000 Over 1999
	2001	2000	1999	Amount	Percent	Amount	Percent
Service Fee	$628	$669	$637	$(41)	—6.53%	$32	5.02%

Other Fees	73	101	56	(28)	—27.72%	45	80.36%

Securities:
Gain (Loss)	6	0	6	6	100.00%	(6)	100.00%

Total Other Income	$707	$770	$699	$(63)	—8.91%	$71	29.32%

TABLE X. - OTHER EXPENSES

(In Thousands of Dollars)

				2001 Over 2000		2000 Over 1999
	2001	2000	1999	AMOUNT	PERCENT	AMOUNT	PERCENT
Salaries and Benefits	$2,217	$2,148	$2,019	$69	3.21%	$129	6.39%
Taxes	85	70	61	15	21.14%	9	14.75%
Depreciation	270	273	179	(3)	—1.10%	94	52.51%
Repairs and Maintenance	223	179	181	44	24.58%	(2)	—1.10%
Fees Paid to Directors	80	79	74	1	1.27%	5	6.76%
Equipment Rental	41	41	42	0	0.00%	(1)	—2.38%
FDIC & Fidelity Insurance	113	99	78	14	14.14%	21	26.92%
Data Processing	514	475	483	39	8.21%	(8)	—1.66%
Bank Stationery	163	119	133	44	36.97%	(14)	—10.53%
Bank Operating Expenses	925	702	647	223	31.17%	55	8.50%
Total	$4,631	$4,185	$3,897	$446	10.65%	$288	7.39%

EARNINGS AND DIVIDENDS

                As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders. During 2001 the company grew 8.96% in terms of asset and stockholder’s equity and increased by 4.91%, along with 4.17% increase in the dividend. These positive indicators reflect the overall growth in size, service area and customer base.  In 2000 continued growth of 3.10% in total assets, 10.70% in equity, .44% in net income and 7.46% in dividends was seen. In 1999 the late 90’s trends improved with a 9.67% growth in assets, an increase of 7.17% in net income and a 2.65% increase in dividends payout ratio. Dividends increased by 10.63% to reflect the company’s desire to reward  the shareholder while maintaining an excellent capital base.

TABLE XI. - THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS

	Per Share			Percent Change Over Prior Year
	Dividend	Net		Net		Total
	Payout	Income	Dividends	Income	Dividends	Assets	Equity
1999	47.35%	$2.83	$1.34	7.17%	13.56%	9.67%	2.74%

2000	50.79%	$2.84	$1.44	0.44%	7.46%	3.10%	10.70%

2001	61.12%	$2.45	$1.50	—13.73%	4.17%	8.96%	4.91%

EARNING ASSETS

                Table XII. represents analysis of average earning assets and interest bearing liabilities for the years ended December 31, 2001, 2000 and 1999.

                In the period presented average earning assets grew by $20,386,000. in 2001, $2,578,000. in 2000 and $13,192,000. in 1999.  This growth represented increases of 14.62% in 2001, 1.88% in 2000 and 9.93% in 1999. The loan portfolio is the major component of earning assets which grew by $4,494,000. or 4.13% in 2001, $6,880,000. or 6.65% in 2000, and $12,026,000. or 13.38% in 1999.  The company also allocated to the investment portfolio a portion of the growth to maintain liquity and fund future loan requirements.

INTEREST BEARING LIABILITIES

                Interest bearing liabilities  include interest bearing demand deposits, savings accounts, time deposits and borrowed funds. These are the prime sources of funds for Logan County BancShares, Inc. subsidiary to support earning assets. Total average interest bearing liabilities increased $8,630,000. or 7.46% in 2001, $3,612,000 or 3.22% in 2000 and $9,926,000. or 9.71% in 1999. In all years the Company has maintained a stable net interest margin while experiencing growth in the underlying deposits. The Company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

TABLE XII. - ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	Average		Yield/	Average		Yield/	Average		Yield/
ASSETS:	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS:
LOANS:
Commercial	$46,696	$4,209	9.01%	$43,232	$3,955	9.15%	$40,468	$3,476	8.59%
Real Estate	52,514	4,376	8.33%	52,215	4,302	8.24%	49,235	4,037	8.20%
Consumer	14,079	1,397	9.92%	13,348	1,257	9.42%	12,212	1,100	9.01%
Total Loans	113,289	9,982	8.81%	108,795	9,514	8.74%	101,915	8,613	8.45%
INVESTMENT SECURITIES:
Held to Maturity	0	0	0.00%	0	0	0.00%	1,080	68	6.30%
Available for Sale	25,967	1,354	5.21%	28,887	1,886	6.53%	29,045	1840	6.45%
Total Securities	25,967	1,354	5.21%	28,887	1,886	6.53%	30,125	1,908	6.33%
FEDERAL FUNDS SOLD	20,540	754	3.67%	1,728	108	6.25%	4,792	232	4.84%
TOTAL EARNING ASSETS	$159,796	$12,090	7.57%	$139,410	$11,508	8.25%	$136,832	$10,753	7.86%

NON-EARNING ASSETS:

Cash and Due from Banks	5,027			4,467			4,400
Bank Premises	3,561			3,765			2,824
Other Assets	1,997			2,373			1,418
TOTAL NON-EARNING ASSETS	$10,585			$10,605			$8,642
TOTAL ASSETS	$170,381			$150,015			$145,474

INTEREST BEARING LIABILITIES:

Savings Deposits and Interest Bearing:
DDA	$57,807	$1,139	1.97%	$55,169	$1,329	2.41%	$53,114	$1,360	2.56%
Time Deposits	64,549	3,522	5.46%	59,505	3,430	5.76%	58,167	2,964	5.10%
Federal Funds/Repurchased	2,000	140	7.00%	1,052	69	6.56%	833	54	6.48%
Total Interest Bearing Liabilities	124,356	4,801	3.86%	115,726	4,828	4.17%	112,114	4,378	3.90%

NON-INTEREST BEARING LIABILITIES AND CAPITAL:

Demand Deposits	28,052			18,587			17,885
Accrued Expenses	1,023			470			851
Capital	16,950			15,232			14,624
Total Non-Interest Bearing Liabilities and Capital	46,025			34,289			33,360
Total Liabilities and Stockholders’ Equity	$170,381			$150,015			$145,474
NET INTEREST MARGIN	$159,796	$7,289	4.56%	$139,410	$6,680	4.79%	$136,832	$6,375	4.66%

Table XII. - ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

(in Thousands of Dollars)

		Year Ended December 31, 2001				Year Ended December 31, 2000				Year Ended December 31, 1999
		Average Balance		Interest	Yield/Rate	Average Balance		Interest	Yield/Rate	Average Balance		Interest	Yield/Rate
ASSETS:
EARNING ASSETS:
LOANS:
Commercial		$46,696		$4,209	9.01%	$43,232		$3,955	9.15%	$40,468		$3,476	8.59%
Real Estate		52,514		4,376	8.33%	52,215		4,302	8.24%	49,235		4,037	8.20%
Consumer		14,079		1,397	9.92%	13,348		1,257	9.42%	12,212		1,100	9.01%
Total Loans		113,289		9,982	8.81%	108,795		9,514	8.74%	101,915		8,613	8.45%

INVESTMENT SECURITIES:
Hold to Maturity	0	0	0	0	0.00%	0	0	0	0.00%	1,080	0	68	6.30%
Available for Sale		25,967		1,354	5.21%	28,887		1,886	6.53%	29,045		1,840	6.45%
Total Securities		25,967		1.354	5.21%	28,887		1,886	6.53%	30,125		1,908	6.33%

FEDERAL FUNDS SOLD		20,540		754	3.67%	1,728		108	6.25%	4,792		232	4.84%

TOTAL EARNING ASSETS		$159,796		$12,090	7.57%	$139,410		$11,508	8.25%	$136,832		$10,753	7.86%

NON-EARNING ASSETS:
Cash and Due from Banks		5,027				4,467				4,400
Bank Premises		3,561				3,765				2,824
Other Assets		1,997				2,373				1,418

TOTAL NON-EARNING ASSETS		$10,585				$10,605				$8,642

TOTAL ASSETS		$170,381				$150,015				$145,474

INTEREST BEARING LIABILITIES:
Savings Deposits and Interest Bearing:
DDA		$57,807		$1,139	1.97%	$55,169		$1,329	2.41%	$53,114		$1,360	2.56%
Time Deposits		64,549		3,522	5.46%	59,505		3,430	5.76%	58,167		2,964	5.10%
Federal Funds/Repurchased		2,000		140	7.00%	1,052		69	6.56%	833		54	6.48%
Total Interest Bearing Liabilities		124,356		4,801	3.86%	115,726		4,828	4.17%	112,114		4,378	3.90%

NON-INTEREST BEARING LIABILITIES AND CAPITAL:
Demand Deposits		28,052				18,587				17,885
Accrued Expenses		1,023				470				851
Capital		16,950				15,232				14,624

Total Non-Interest Bearing Liabilities and Capital		46,025				34,289				33,360

Total Liabilities and Stockholders' Equity		$170,381				$150,015				$145,474

NET INTEREST MARGIN		$159,796		$7,289	4.56%	$139,410		$6,680	4.79%	$136,832		$6,375	4.66%

INTEREST RATE SENSITIVITY ANALYSIS

                Asset and liability management is responsible for the planning, implementation, and control process for determining asset mix and maturity features relative to liability maturities in such a way that net interest margin will be maximized.  A major tool for such a process is gap management of the Bank’s interest sensitive assets to interest sensitive liabilities.

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

                Bank management recognizes the concentration of large certificates of deposit. The Bank’s policy of asset-liability management matches both rates and maturities so the Bank will not have a liquidity problem or allow income to be affected by a change in rates.

                All demand and savings deposits are considered highly volatile, although experience has shown these accounts to be stable regardless of economic cycles.  Interest on savings and other transactional accounts have generally remained constant over periods of interest rate changes. Therefore, deposits and savings are classified as “over one year” to represent a more realistic rate sensitive gap.

TABLE XIII. - INTEREST RATE SENSITIVITY ANALYSIS

(In Thousands of Dollars)

				Total	Over
	0-90	91-180	181-365	One Year	One Year	Total
Earning Assets
Loans	$19,461	$3,060	$4,552	$27,073	$89,834	$116,907
Investments	3,489	0	0	3,489	32,616	36,105
Fed. Funds Sold	7,150	0	0	7,150	0	7,150
Total Earning Assets	30,100	3,060	4,552	37,712	122,450	160,162
Interest Bearing Liabilities:
Demand Deposits	21,571	0	0	21,571	0	21,571
Savings	11,941	8,927	18,936	39,804	0	39,804
CD’s of $100,000 and Over	4,679	6,625	4,055	15,359	4,456	19,815
Other Time	10,978	10,125	7,735	28,838	14,629	43,467
Total Interest Bearing Liability	49,169	25,677	30,726	105,572	19,085	124,657

Interest Sensitivity Gap	$(19,069)	$(22,617)	$(26,174)	$(67,860)	$103,365	$35,505
Cumulative Gap	$(19,069)	$(41,686)	$(67,860)	$(67,860)	$35,505	$35,505
Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	61.12%	44.30%	35.72%	35.72%	128.48%	128.48%

TABLE XIV. - AVERAGE BALANCE SHEET

(In Thousands of Dollars)

	2001	2000	1999	1998	1997
ASSETS:
Cash and Due from Banks	$5,027	$4,467	$4,400	$4,168	$3,677

Investment Securities:
Available for Sale	25,967	28,887	29,045	18,763	16,689
Held to Maturity	0	0	1,080	3,245	5,782
Total Investments	25,967	28,887	30,125	22,008	22,471
Federal Funds Sold	20,540	1,728	4,792	13,203	9,290
Loans
Real Estates	52,514	52,215	49,235	43,454	37,449
Installment	14,079	13,348	12,212	10,459	7,402
Commercial & Other	46,696	43,884	40,468	36,041	33,714
	113,289	109,447	101,915	89,954	78,565
Less: Unearned Discount	0	0	0	65	129
	113,289	109,447	101,915	89,889	78,436
Allowance For Loan Losses	(788)	(652)	(718)	(707)	(614)
Net Loans	112,501	108,795	101,197	89,182	77,822
Banking Premises	3,561	3,765	2,824	2,113	2,133
Accrued Interest and
Other Assets	2,785	2,373	2,136	1,608	1,565
TOTAL ASSETS	$170,381	$150,015	$145,474	$132,282	$116,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand Deposits	$48,524	$40,135	$39,585	$35,332	$31,007
Savings Deposits	37,335	33,621	31,413	30,054	31,582
Time Deposits	64,549	59,505	58,167	52,055	40,816
Total Deposits	150,408	133,261	129,165	117,441	103,405

Federal Funds/Repurchased	2,000	1,052	834	0	0
Other Liabilities	1,023	470	851	1,014	1,074
TOTAL LIABILITIES	153,431	134,783	130,850	118,455	104,479

STOCKHOLDERS’ EQUITY	16,950	15,232	14,624	13,827	12,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,381	$150,015	$145,474	$132,282	$116,958

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Management’s Report on Financial Statements

Report of Independent Certified Public Accountants

Financial Statements:

Logan County BancShares, Inc. and Subsidiary:

Consolidated Statement of Condition as of December 31, 2001 and 2000

Consolidated Statement of Income as of December 31, 2001, 2000 and 1999

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

Logan County Bancshares, Inc.

POST OFFICE BOX 597 • LOGAN, WEST VIRGINIA 25601 • (304) 752–0280 • (304) 752–4649

To Our Stockholders, Customers and Friends:

We are proud to present the 2001 annual report of Logan County BancShares, Inc. and its Subsidiary, Logan Bank and Trust Company. In 2001, we were able to start the year off on the same strong foundation that has long been our trademark throughout our history, Our assets grew by $14,119,307 or 8.96%, to $171,599,279. This growth was largely invested in the region by increasing loans by $3,266,801, showing a continued commitment to our service area, Earning of $1,755,621, or $2.45 per share, in 2001 not only strengthens our capital position but also provides our shareholders a return of dividends of $1,075,487. The return on average assets of 1.03% and return on equity of 9.95% are excellent returns of capital in todays financial markets.

2001 presented us with some challenging decisions to make. The question was how to continue offering the best opportunities to each community while staying true to our principles of making sound and prudent investments in our customers and their businesses. We needed to make certain we would be strong for the future of ALL the communities we serve. We continued to upgrade our facilities, our systems and people to insure the services we provide will meet all the needs of our customers. As part of this ongoing enhancement, we became a Member Bank in the Federal Reserve System. This change will give us additional resources to insure our community will receive updated financial services in the future. It also enabled us to grow in size and strengthen our position, not just for the bank and our stockholders, but for YOU, our customers and friends. We needed to consider this move carefully, because while growth is important, we felt obligated to make sure we could stay true to the kind of bank which we to create in the beginning: large enough to offer all the latest in technology and innovative methods to meet the financial needs of EACH of our customers, but small enough to keep the “hometown bank” feel. After careful consideration, we decided this WAS the best way to proceed, Because of our confidence in our ability: to implement the changes and the tireless support and dedication of our staff, we knew we were ready for this step.

As always, our commitment to the local community remains firm and is matched only by the dedication of our employees to our customers as well as the local organizations, schools and churches, Look and you will see them in your communities, working hard to make things better ... just like you.

We want to make special mention of Mr. Frank Oakley, past President who passed away this spring. Mr. Oakley and his brother were founding organizers of this bank back in 1963. He shared a vision of a bank which was strong for the depositors and shareholders, community oriented, and built on service to the area. While we shall miss his leadership, his vision is one which we will strive to preserve.

We again want to express our sincere thanks to our employees for their commitment, to our shareholders for their support, to our directors for their leadership and for the confidence of our customers, old and new, in making Logan County BancShares, Inc. and its subsidiary, Logan Bank and Trust Company. We are eager to face the challenges of this new financial environment as your locally–owned bank in an even stronger position than in the past.

Respectively,

Harvey H. Oakley	Eddie Canterbury
Chairman/President	Executive Vice President/CEO

Logan Bank &Trust	Fountain Place Bank Of	Chapmanville Bank Of	Man Bank Of	Harts Bank Of
LB&T	LB&T	LB&T	LB&T	LB&T

Logan, WV 25601	Logan, WV 25601	Chapmanville, WV 25508	Man, WV 25635	Harts, WV 25524

WMcNEAL, WILLIAMSON & CO,

Certified Public Accountants

Donald M. McNeal, CPA	Daniel L. Williamson CPA
Post Office Box 1839	525 Tiller St., Cherry Trees Addn.
Logan, West Virginia 25601	Logan, West Virginia 25601
Phone (304) 752-0461	Fax (304) 752-4660

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 2001, and 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 2001, and 2000, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ McNeal, Williamson & Co.
Logan, West Virginia
February 25, 2002

Members of American Institute of Certified Public Accountants and West Virginia Society of Certified Public Accountants

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Condition

December 31, 2001 and 2000

ASSETS

	2001	2000
CASH AND DUE FROM BANKS	$7,072,209	$4,686,547
INVESTMENT SECURITIES:
Available for sale	36,355,332	29,617,886
Held to maturity	0	0
Total Investment Securities	36,355,332	29,617,886
FEDERAL FUNDS SOLD	7,150,000	4,280,000

LOANS:
Mortgage Loans	53,718,980	52,596,774
Installment Loans	13,977,895	13,518,168
Commercial and Other Loans	49,210,538	47,525,670
Total Loans	116,907,413	113,640,612

Less: Unearned Interest	0	0
Reserve for Loan Losses	1,152,777	702,008
Net Loans	115,754,636	112,938,604

BANK PREMISES AND EQUIPMENT	3,383,539	3,594,002

INTEREST RECEIVABLE	973,167	1,708,259

OTHER ASSETS	910,396	654,674
	$171,599,279	$157,479,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
Non-Interest Bearing	$27,571,238	$23,343,157
Interest Bearing	21,370,908	19,435,265
Savings Deposits	39,803,797	32,287,308
Time Certificates	63,282,186	63,657,059
Total Deposits	152,028,129	138,722,789

FEDERAL FUNDS PURCHASED	2,000,000	2,000,000

ACCRUED AND OTHER LIABILITIES	673,204	717,919

FEDERAL INCOME TAXES PAYABLE:
Current	(17,765)	17,796
Deferred	115,581	7,252
TOTAL LIABILITIES	154,799,149	141,465,756

STOCKHOLDERS’ EQUITY:
Common Stock — $1.67 par value;
Authorized — 780,000 shares,
Outstanding — 716,991 shares in 2000 and 1999	1,300,000	1,300,000
Surplus	2,408,426	2,408,426
Retained Earnings	13,916,868	13,236,733
Net unrealized amortization on securities available forsale	35,034	(70,745)
Treasury Stock	(860,198)	(860,198)
TOTAL STOCKHOLDERS’ EQUITY	16,800,130	16,014,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,599,279	$157,479,972

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

Consolidated Statements of Income

For the Years Ended Decmeber 31, 2001, 2000, and 1999

	2001	2000	1999
INTEREST INCOME:
Loans, Including Fees	$9,981,814	$9,513,879	$8,613,254

Investment Securities:
Available for Sale	1,354,163	1,885,787	1,840,356
Held to Maturity	0	0	67,844

Federal Funds Sold	753,745	108,011	231,723
Total Interest Income	12,089,722	11,507,677	10,753,177

INTEREST EXPENSE:

Deposits	4,661,023	4,758,575	4,323,357
Other Borrowings	140,000	68,950	54,416
Total Interest Expense	4,801,023	4,827,525	4,377,773
NET INTEREST INCOME	7,288,699	6,680,152	6,375,404

PROVISION FOR LOAN LOSSES	700,000	100,000	22,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,588,699	6,580,152	6,352,904
OTHER INCOME:
Service Fees	628,220	668,719	637,221
Other	72,694	100,516	56,072
Securities Gains (Losses)	6,248	0	6,054
	707,162	769,235	699,347
OTHER EXPENSES:
Salaries and Benefits	$2,216,849	$2,147,995	$2,018,797
Taxes Other Than Payroll & Income	84,970	69,879	61,432
Depreciation	269,956	273,478	179,323
Repairs and Maintenance	222,734	178,994	181,477
Fees Paid to Directors	79,950	78,850	73,650
Equipment Rental	41,384	40,963	41,735
FDIC & Fidelity Insurance	112,347	98,603	77,783
Data Processing	513,965	475,161	482,814
Bank Stationery and Printing	162,939	119,180	132,754
Professional Fees	86,235	71,273	61,395
Other Operating Expenses	839,321	631,022	586,131
	4,630,650	4,185,398	3,897,291

INCOME BEFORE INCOME TAXES	2,665,211	3,163,989	3,154,960

INCOME TAXES:
Current	1,123,259	1,132,515	1,118,623
Deferred	(213,669)	(1,247)	11,980
NET INCOME	$1,755,621	$2,032,721	$2,024,357

PER SHARE OF COMMON STOCK: NET INCOME	$2.45	$2.84	$2.83

The accompanying notes are an integral part of these consolidatedfinancial statements.

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For The Years Ended December 31, 2001, 2000 and 1999

					ACCUMULATED
					OTHER
	COMMON		RETAINED	TREASURY	COMPREHENSIVE
	STOCK	SURPLUS	EARNINGS	STOCK	INCOME, NET	TOTAL
Balance-December 31, 1998	$1,300,000	$2,408,426	$11,170,503	$(860,198)	$40,219	$14,058,950

Comprehensive Income
Net Income — 1999			2,024,357			2,024,357
Net unrealized gain on securities available for Sale					(681,233)	(681,233)
Total Comprehensive income			$2,024,357		$(681,233)	$1,343,124
Dividends on 716,991 shares of Common Stock @ $1.34			(958,381)			(958,381)
Balance-December 31, 1999	$1,300,000	$2,408,426	$12,236,479	$(860,198)	$(641,014)	$14,443,693

Comprehensive Income
Net Income — 2000			2,032,721			2,032,721
Net unrealized gain on securities available for sale					570,269	570,269
Total Comprehensive income			$2,032,721		$570,269	$2,602,990

Dividends on 716,991 shares of Common Stock @ $1.44			(1,032,467)			(1,032,467)
Balance-December 31, 2000	$1,300,000	$2,408,426	$13,236,733	$(860,198)	$(70,745)	$16,014,216

Comprehensive Income
Net Income — 2001			1,755,621			1,755,621
Net unrealized gain on securities available for sale					105,779	105,779
Total Comprehensive income	$1,755,621	$105,779	$1,861,400

Dividends on 716,991 shares of Common Stock @ $1.50			(1,075,487)			(1,075,487)
Balance-December 31, 2001	$1,300,000	$2,408,426	$13,916,868	$(860,198)	$35,034	$16,800,130

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Change in Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,755,621	$2,032,271	$2,024,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	269,956	277,506	179,323
Provision For Loan Losses	700,000	100,000	22,500
Provision For Deferred Taxes	(213,669)	(1,247)	11,980
(Gain) Loss on Sale of Securities	(6,248)	0	(6,054)
Premium Amortization and Accretion on Investment Securities	(3,356)	(5,060)	4,207
Increases (Decreases) in Income Taxes Payable	(35,561)	35,373	(46,091)
(Increases) Decreases in Interest Receivable and Other Assets	503,222	32,608	(686,703)
Increases (Decreases) in Interest Payable & Other Liab.	(44,715)	(119,149)	108,479
Market Value Adjustment Amortization	4,028	4,028	4,028
Net Cash Provided by Operating Activities	2,929,278	2,356,330	1,616,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Investment Sec:
Available for Sale	8,006,248	0	8,418,000
Held to Maturity	0	0	1,000,000
Proceeds from Maturities of Inv. Sec:
Available for Sale	41,000,000	7,400,000	4,000,000
Held to Maturity	0	0	1,500,000
Purchase of Investment Securities:
Available for Sale	(55,583,423)	(5,943,619)	(18,365,433)
Held to Maturity	0	0	0
Net (Increases) Decreases Federal Funds Sold	(2,870,000)	(4,280,000)	7,520,000
Net (Increases) Decreases in Commercial Loans	(1,684,868)	(2,555,021)	(7,131,049)
Net (Increases) Decreases in Real Estate Loans	(1,122,206)	(1,434,191)	(5,074,720)
Net (Increases) Decreases in Installment Loans	(459,727)	(178,648)	(2,238,777)
Purchase of Bank Premises and Equipment	(59,493)	(93,479)	(1,868,083)
Net Cash Used by Investing Activities	(12,773,469)	(7,084,958)	(12,240,062)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increases (Decreases) in Demand Deposits	$6,163,724	$4,447,940	$(605,526)
Net Increases (Decreases) in Savings Deposits	7,516,489	1,263,647	1,207,064
Net Increases (Decreases) in Time Deposits	(374,873)	5,392,497	2,597,299
Net Increases (Decreases) in Federal Funds Purchased	0	(7,840,000)	9,840,000
Proceeds from Issuance of Common Stock	0	0	0
Dividends Paid	(1,075,487)	(1,032,437)	(958,381)
Net Cash Provided by Financing Activities	$12,229,853	$2,231,647	$12,080,456

Net Increase (Decrease) in Cash and Cash Equivalents	2,385,662	(2,496,977)	1,456,420

Cash and Cash Equivalents at Beginning of Year	4,686,547	7,183,524	5,727,104
Cash and Cash Equivalents at End of Year	$7,072,209	$4,686,547	$7,183,524

Supplemental Disclosures of Cash Flow Information Cash Paid for:

Interest	$4,876,027	$4,762,739	$4,325,850
Income Taxes	$1,118,983	$1,117,740	$1,164,714

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

1.             Summary of Significant Accounting Policies:

                A.            Basis of Consolidation:

                The Consolidated Financial Statements of Logan CountyBancShares, Inc. and its subsidiaries include the accounts ofLogan County BancShares, Inc. a bank holding company and itswholly owned subsidiaries, Logan Bank & Trust Company. As further discussed in Note 13, the Company’s subsidiaries weremerged into Logan Bank & Trust Company on May 28, 1996. Themerger was accounted for under the pooling of interest methodof accounting and no restatement was necessary. All material intercompany balances and transactions have been eliminated in consolidation.

                B.            Nature of Operations:

In 2001 The Bank changed to a Federal charter,and providesfull banking services. As a Federal bank, the Bank is subjectto regulation by the Federal Reserve System and the Federal Deposit Insurance Corporation. The Company is also subject to regulation by the Federal Reserve Bank.

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

                E.             Investment Securities:

The Banks’ Investment securities are classified in two categories and accounted for as follows:

Securities to be Held to Maturity: Bonds, notes and debentures for which the bank has the positive intent andability to hold to maturity are reported at cost, adjusted foramortization of premiums and accretion of discounts which arerecognized in interest income, using the Constant Yield Method, over the period to maturity.

Securities Available for Sale: Securities available forsale consist of bonds, notes, debentures, and certain equitysecurities not classified as securities held to maturity.These securities are carried at their fair value. Unrealizedgains and (losses), net of tax, are reported as a net amountin a  separate component of Shareholders’  Equity untilrealized.

Gains and losses on sale of securities available for saleare determined using the Specific-Indentification Method.

                F.             Loans:

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business  conditions and  collection  efforts, that  the borrowers’ financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extentcash payments are received.

The reserve for loan losses is established through aprovision for loan losses charged to expense. The reserve is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loanportfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Loans are charged against the allowance for loan losses when management believes that thecollection of the principal is unlikely.

The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. The entire change in present value of expected cash flows is reported as provision for loan losses in the  same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

Certain loan origination fees and direct organization costs are capitalized and recognized as an adjustment of the yield on the related loan.

                G.            Bank Premises and Equipment:

Bank premises and equipment are stated at cost, lessaccumulated depreciation.  Depreciation is provided over the estimated useful lives of the assets as follows:

	Method	Range of Lives
Banking House	S/L, MACRS	10 - 40 years

Furniture, Fixtures and Equipment	S/L, DDB,MACRS	3 - 20 years

                H.            Real Estate Acquired Through Foreclosure:

Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value. The value of the underlying loan is written downto the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses.

                I.              Income Taxes:

The Company and its subsidiary files a consolidated federal income tax return.  The Subsidiary is charged or credited an amount equal to the income tax that would have been applicable on a separate return basis

The Company uses the liability method for computing deferred income taxes. Under the liability method, deferred income taxes are based on the change during the year in the deferred tax liability or asset established for the expected future tax consequences of differences in the financial reporting and tax bases of assets and liabilities.  The differences relate principally to premises and equipment, unrealized gains and losses on investment securities available for sale, and the allowance for loan losses.

                J.             Per Share Information:

Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be assumed outstanding under the treasury-stock method.

                K.            Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restatedto be comparable.

                L.             New Accounting Pronouncements:

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in  the income statement.  Fair  value changesinvolving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

2.             Investment Securities:

The carrying amounts of investment in securities as shown in the consolidated balance sheets of the bank and their approximate full values at December 31 wereas follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
VALUES FOR THE YEAR ENDED DECEMBER 31, 2000:

Securities Available for Sale

U.S. Treasury Securities	$1,992,000	$1,347	$0	$1,993,347

Federal Agency Securities	27,500,000	0	125,462	27,374,539

Equity Securities	250,000	0	0	250,000
	$29,742,000	$1,347	$125,462	$29,617,886

VALUES FOR THE YEAR ENDED DECEMBER 31, 2001:

Securities Available for Sale

U.S. Treasury Securities	$3,490,661	$0	$1,131	$3,489,530

Federal Agency Securities	32,553,208	62,594	0	32,615,802

Equity Securities	250,000	0	0	250,000
	$36,293,869	$62,594	$1,131	$36,355,332

The par value of securities pledged to secure public deposits and for other purposes amounted to $14,598,233 in 2001 and $23,135,696 in 2000.

The amortized cost and estimated market value of investment in debt securities at December 31, 2001, by contractural maturity, are shown below. Expected maturities will differ from contractual maturities because borrowersmay have the right to call or prepay obligations with or without call as prepayment penalties.

	Securities to be Held to Maturity		Securities Available For Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$3,490,661	$3,489,529

Due from one year to five years	0	0	24,553,208	24,583,303

Due from five years to ten years	0	0	8,250,000	8,282,500

Due after ten years $0	$0	$0	$36,293,869	$36,355,332

3.             Restriction on Cash, Due from Banks and Contingent Liabilities:

The Bank is required to maintain average balances with the Federal Reserve Bank. The average required reserve balances were $1,382,000. and 934,000. For 2001 and 2000 respectively. The Bank has various claims and suits pending at December 31, 2001 arising in the ordinary course of its business. It is theopinion of management and legal counsel that such litigation will not materially affect the Bank’s financial position or earnings.

4.             Loans:

Major classifications of loans at December 31, 2001 and 2000 are as follows:

		2001	2000
Mortgage Loans		$53,718,980	$52,596,774
Installment Loans		13,977,895	13,518,168
Commercial and Other Loans		49,210,538	47,525,670
		116,907,413	113,640,612
Less:	Unearned Interest	0	0
	Reserve for Loan Loss	1,152,777	702,008
		$115,754,636	$112,938,604

                Loans on which accrual of interest has been discontinued orreduced amounted to $864,772. and $425,754. at December 31, 2001 and 2000 respectively.  Had the above loans not been placed on anon-accrual status, income for the Company would have increased approximately $43,875. and $45,998. for the two years.

                The Company’s  recorded  investment in impaired  loans was approximately $1,564,327. at December 31, 2001 and $1,057,618. at December 31, 2000.  Of that amount in 2001, $646,002. represents loans for which an allowance for loan losses, amounting to $518,385.,has been established under SFAS 114. The average recorded investment in impaired loans was approximately $1,250,972. for 2001 and $997,116. for 2000.  Interest income recognized on  impaired loans wasapproximately $45,357. for the  year ended December  31, 2001.

Reserve for Loan Losses:

                Transactions in the reserve for loan losses for the years were as follows:

	2001	2000	1999
Balance at Beginning of Year	$702,008	$700,553	$701,275
Provision Charged to Operating Expenses	700,000	100,000	22,500
Recoveries credited to Reserve	7,890	7,125	5,494
Losses Charged to Reserve	(257,121)	(105,670)	(28,716)
Balance at End of Year	$1,152,777	$702,008	$700,553

                The balance of the reserve for loan losses for income tax purposes was $281,723. at December 31, 2001 and 2000.

                Certain directors and executive officers of the Bank and companies in which they have beneficial ownership, were loancustomers of the Bank during 2001 and 2000. Such loans were made in the ordinary course of business at the Banks’ normal credit terms and interest rates. An analysis of the 2001 activity with respect to alldirector and executive officer loans is as follows:

Balance	New Loans	Loan Payments	Balance
1999	2001	2001	2001
$2,765,252	$981,430	$689,676	$3,057,006

5.             Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:

	2001	2000
Land	$949,972	$949,972
Banking House	3,183,011	3,171,374
Furniture, Fixtures and Equipment	2,432,565	2,382,842
	6,565,548	6,504,188
Less:Accumulated
Depreciation	3,182,009	2,910,187
Bank Premises and Equipment	$3,383,539	$3,594,001

Depreciation expense amounted  to $269,956., $277,506., and$179,323., in 2001, 2000 and 1999 respectively.  Expenditures for maintenance and repairs are charged against operations as incurred.

6.             Operating Lease Commitments:

The Company has entered into lease agreements for certain premises at three of its facility locations. Future minimum lease payments under the leases during the five years subsequent toDecember 31, 2001 are as follows:

Year	Amount
2002	$21,400
2003	$21,400
2004	$21,400
2005	$21,400
2006	$21,400

7.             Federal Funds Purchased:

At December 31, 2000, the combined weighted average interest rates related to federal funds purchased was 5.88%. Maturities related to such borrowings for the year were not greater 90 days. In 2001 the repurchase agreement average interest was 7.00%.

8.             Federal Income Taxes:

The provisions for Federal income taxes for the years ended December 31, 2001, 2000, and 1999 were less than the respective amounts that would result from applying the statutory Federal and state income tax rates, due primarily to the Banks’ investment income and expense accruals.

A reconciliation of the difference between the U. S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Tax Expense at Statutory Rate	$907,953	34.00%	$1,044,203	34.00%	$1,037,245	34.00%
State income tax net of tax benefits	78,724	3.89%	92,802	3.02%	104,238	3.42%
	986,677	37.89%	1,137,005	37.02%	1,141,483	37.42%

Security Transactions	0	0.00%	0	0.00%	(786)	—0.03%
Loan Loss Provision	153,262	5.74%	(1,457)	—0.05%	(8,661)	—0.28%
Pension Accruals	4,443	0.17%	4,338	0.14%	3,400	0.11%
Other	(21,123)	—0.79%	(7,371)	—0.24%	(16,813)	—0.55%
Deferred Income Tax	(213,669)	—8.00%	(1,247)	0.04%	11,980	0.39%
	$909,590	35.01%	$1,131,268	36.83%	$1,130,603	37.06%

                The tax effect of significant temporary differences which comprise non-current deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000
Assets:
Market Value Allowance	$24,897	$21,297
Reserve for Loan Loss	374,553	142,897
Allowances for Investments	(54,492)	53,369
Gross Deferred Tax Asset	344,958	217,563

Liabilities:
Property and Equipment	116,971	71,165
Net Deferred Tax Asset	$227,987	$146,398

9.             Employee Benefit Plans:

During 1997 the Company terminated the qualified defined benefit pension plan. The Company’s subsidiary adopted a qualified profit sharing and 401K employee benefit plan covering substantially all employees. The contributions to the plans are at the discretion of the plans’ advisory board and amounted to $125,165. in 2001 and $114,358. in 2000.

10.                                 Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk:

The Bank is party to financial instruments withoff-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments, unused credit loan limits, and standby letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Bank’s exposure to credit loss in the event ofnonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit  policies in making commitments  and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to  lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected toexpire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposureto credit loss in the event of nonperformance by the other party to the financial instrument for these commitments is represented by the contractual amount.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

                The total amounts of off-balance-sheet financial instruments with credit risk are as follows:

	December 31,
	2001	2000
Loan commitments	$10,281,000	$11,236,000
Standby letters of credit	$990,000	$678,000

                The Bank subsidiary grants retail, commercial and commercial real estate loans to customers located throughout West Virginia and Eastern Kentucky.

                The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Although the Bank has a diversified loan portfolio, a substantial portion of the debtors’ ability to honor their contracts isdependent upon the economic conditions in each loan’s respective location.

11.           REGULATORY MATTERS

                The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines which define the adequacy of the capital levels of regulated institutions.  These risk based capital guidelines require minimun levels of capital based upon the risk rating of assets and certain off-balance-sheet items.  Assets andoff-balance-sheet items are assigned regulatory risk-weights ranging from 0% to 100% depending on their level of credit risk. The guidelines classify capital in two tiers, Tier I and Tier II, the sum of which is total capital. Tier I capital is essentially common equity, less intangible assets.  Tier II capital isessentially qualifying long-term debt and a portion of the reserve for loan losses.

                The Company and Bank actual capital amounts and ratios are presented below in thousands of dollars:

					For Capital
					Adequacy		To be Well
	Company		Bank		Purposes		Capitalized
As of December 31, 2001	Amt.	Ratio	Amt.	Ratio	Amt.	Ratio	Amt.	Ratio
Total Capital (to Risk
Weighted Assets)	16,014	14.91%	15,692	14.65%	8,590	8.00%	10,738	10.00%

Tier I Capital (to Risk
Weighted Assets)	16,147	15.04%	15,825	14.77%	4,295	4.00%	6,442	6.00%

Tier I Capital (to
Average Assets)	16,147	10.31%	15,825	10.27%	6,265	4.00%	7,831	5.00%

Total Capital (to Risk
Weighted Assets)	16,800	16.21%	16,568	15.99%	8,290	8.00%	10,362	10.00%

Tier I Capital (to
Weighted Assets)	16,741	16.16%	16,509	15.93%	4,145	4.00%	6,217	6.00%

Tier I Capital (to Risk
Ave`rage Assets)	16,741	9.63%	16,509	9.49%	6,955	4.00%	8,694	5.00%

The Company’s principal source of funds for dividend payments is  dividends received from the  subsidiary  Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year islimited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above. During 2002, the Bank  could, without  prior approval,  declare dividends  of approximately $2,066,230. plus any 2002 net profits returned to the date of the dividend declaration.

12.           Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities — For investment securities, fair values are based on quoted market prices or dealer quotes.

Loans — Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities — The fair value of demand  deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimatedby discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank Advances — Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

Note Payable — The carrying value of variable rate borrowed funds is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit — Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

                                                The fair values of the Company’s financial instruments at December 31, 2001 are as follows:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,072,209	$7,072,209
Investment securities	36,292,869	36,355,332
Loans	116,907,413	116,770,613
Less: Res. for loan losses	(1,152,777)	(1,152,777)

	$159,119,714	$159,045,377
Financial liabilities:
Deposits	$152,028,129	$152,317,807

13.           Stockholders’ Equity:

On June 16, 1999, the Board of Directors declared a stock dividend of three shares of common stock for each two shares of common stock outstanding. All related financial information including earnings per share gives retroactive effect to issuance of this stock dividend. This results in a total authorized common stock of 780,000 shares and 716,991 shares outstanding at December 31, 2001 and 2000.

14.           Parent Only Condensed Financial Information:

	December 31,
Condensed Balance Sheet:	2001	2000	1999
Assets:
Cash	$420,887	$360,466	$375,496
Other Assets	268,295	254,875	264,674
Investment in Subsidiary	16,510,065	15,692,172	14,091,689

	$17,199,247	$16,307,513	$14,731,859

Liabilities and Equity:
Accrued Liabilities	$399,117	$293,297	$288,166
Common Stock	1,300,000	1,300,000	1,300,000
Surplus	2,408,426	2,408,426	2,408,426
Retained Earnings	13,951,902	13,165,988	11,595,465
Treasury Stock	(860,198)	(860,198)	(860,198)

	$17,199,247	$16,307,513	$14,731,859

Condensed Statement of Income:
Equity in Net Earnings of Subsidiary	$1,787,359	$2,062,681	$2,051,846
Other Income	8,208	7,203	14,800
Operating Expenses	39,946	37,163	42,289

Net Income	$1,755,621	$2,032,721	$2,024,357

Condensed Statement of Changes in Cash Flow:
Cash Flows From Increases (Decreases) in Cash and Cash Equivalents
Operating Activities:
Net Income	$1,755,621	$2,032,721	$2,032,721
Net Change in Other Assets	(13,420)	9,799	9,799
Net Change in Accrued Liabilities	105,820	5,131	5,131

Net Cash Provided by Operating Activities	1,848,021	2,047,651	2,047,651

Cash Flows From Investing Activities:
Net Change in Investment in Subsidiary	(712,113)	(1,030,214)	(1,030,214)

Net Cash Provided (Used) in Investing Activities	(712,113)	(1,030,214)	(1,030,214)

Cash Flows From
Financing Activities:
Dividends	1,075,487	(1,032,467)	(1,032,467)

Net Cash Used in Financing Activities	1,075,487	(1,032,467)	(1,032,467)

Net Change in Cash and Cash Equivalents During the Year	60,421	(15,030)	(15,030)

Cash Account:
Beginning of Year	360,466	375,496	375,496

End of Year	$420,887	$360,466	$360,466

ITEM 9 — DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing on Page of the Corporation’s Proxy Statement, dated May 8, 2002, is incorporated herein by reference in response to this item.

Executive Officers of the Registrant:

Name	Age	Position and Office
Harvey Oakley	81

Chairman of the Board

and President, Logan County BancShares, Inc. Mr. Oakley has been an officer and Director of Logan Bank & Trust Company since 1963, a attorney at law, and Circuit Judge, State of West Virginia.

Eddie D. Canterbury	53

Executive Vice President

and CEO of Logan County BancShares, Inc. Mr. Canterbury has been President/CEO of Logan Bank & Trust Company since 1998 and Sr. Vice President since 1980. He is a Director of Logan Bank & Trust Company.

ITEM 11 –EXECUTIVE COMPENSATION

                The information appearing in the Corporation’s Definitive Proxy Statement, dated May 8, 2002, is incorporated herein by reference in response to this item.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information appearing in the Corporation’s Definitive Proxy Statement, dated May 8, 2002, is incorporated herein by reference in response to this item.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information appearing in the Corporation’s Definitive Proxy Statement, dated May 8, 2002, is incorporated herein by reference in response to this item.

ITEM 14 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

AND REPORTS ON FORM 8–K

                None.

Logan County BancShares, Inc.

POST OFFICE BOX 597 • LOGAN, WEST VIRGINIA 25601 • (304) 752-0280 • (304) 752-4649

May 28, 2002

Dear Stockholder:

                Your Board of Directors is pleased to invite you to attend the Annual Meeting of Stockholders of Logan County BancShares, Inc. on May 28, 2002, at 3:00 p.m. The Notice of Meeting and Proxy Statement are attached.

                The meeting will be held at Logan Bank and Trust Company’s lobby, Washington and Main Street, Logan, West Virginia. The business of the meeting will be the election of the Directors and to transact such other business as may properly come before the meeting.

                We hope that you can attend the meeting. In any event, please mark, date and sign the enclosed proxy and return it in the accompanying envelope.

LOGAN COUNTY BANCSHARES, INC.

Harvey Oakley	Eddie Canterbury
President/Chairman	Executive Vice President/CEO

Logan Bank &Trust	Fountain Place Bank Of	Chapmanville Bank Of	Man Bank Of	Harts Bank Of
LB&T	LB&T	LB&T	LB&T	LB&T
Logan, WV 25601	Logan, WV 25601	Chapmanville, WV 25508	Man, VW 25635	Harts, WV 25524

LOGAN COUNTY BANCSHARES, INC.

Proxy for the Annual Meeting of Shareholders

To be Held May 28, 2002

THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

                The undersigned hereby appoints Harvey Oakley and Eddie Canterbury, or any of them, proxies or proxy of the undersigned with full power of substitution to vote, as designated below, the shares of the undersigned at the Annual Meeting of the Shareholders of Logan County Bancshares, Inc. to be held at Logan Bank and Trust Company’s office, Corner of Washington Avenue and Main Street, Logan, West Virginia, on May 28, 2002, at 3:00 p.m. and at any and all adjournments thereof, with all of the powers the undersigned would possess if personally present.

1.	Proposal to approve the nominated Board of Directors.

	☐ FOR	☐ AGAINST	☐ ABSTAIN

2.	In their discretion, the proxies are authorized to vote upon such other business and on such other matters as may properly come before the meeting or any adjournments thereof,

                The shares as represented by this Proxy will be voted as specified by the undersigned.  If no specification is made, this Proxy will be cast FOR Proposal.

Number of Shares:	Date:	,	2002

Certificate Name (s)	Signature (s)

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

MAY 8, 2002

PROXY STATEMENT

SOLICITATION AND REVOCABILITY OF PROCESS

                This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Logan County BancShares, Inc. (Corporation) of proxies for the Annual Meeting of Stockholders of the corporation to be held May 28, 2002, and any adjournment thereof.   Shares represented by properly executed proxies which are received in time and not revoked will be voted at the meeting in the manner described in the proxies.  Any proxy may be revoked at any time before it is exercised.

INFORMATION AS TO VOTING SECURITIES

                The Board of Directors has fixed the close of business on April 26, 2002, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting.  At the record date, 716,991 shares of Common Stock of the Corporation were outstanding and entitled to be voted at the meeting. Each share of Common Stock is entitled to one vote.

ELECTION OF DIRECTORS

                The Board of Directors of the Corporation has, in accordance with the bylaws, fixed the number of Directors of the Corporation at not less than three. Accordingly, nine Directors are proposed to be elected to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and have qualified. It is intended that shares represented by proxies solicited by the Board of Directors will, unless contrary instructions are given, be voted in favor of the election as Directors of the nominees listed below. If any nominee is unavailable for election, the shares may be voted for a substitute nominee. The following nominees have been proposed to serve as Directors of the Corporation. They are:

			COMMON STOCK BENEFICIALLY OWNED
NAME	AGE	PRINCIPAL OCCUPATION
Harvey Oakley	81	President/Chairman of the Board,	(A)	51,564
		Logan County BancShares, Inc.;
		Attorney at Law; Chairman of the
		Board of Logan Bank and Trust.

Clell Peyton	65	Director, Logan Bank and Trust		10,773
		Retired, Nationwide Insurance Company.

Earle B. Queen	74	Director, Logan Bank and Trust;	(B)	19,755
		President, James Funeral Home.

LaVeta Jean Ray	70	Retired Counselor,	(C)	7,428
		Chapmanville High School.

William W. Wagner	69	Director, Logan Bank and Trust,	(D)	15,500
		Former Director and Executive Comm.,
		United Bancshares; Former Chairman
		Eagle Bancorp, Inc.

Eddie Canterbury	53	Director and Executive Vice President/	(E)	7,700
		CEO, Logan County BancShares, Inc.;
		Director and President/CEO
		Logan Bank and Trust.

Walter D. Vance	51	Vice President, Logan County	(F)	4,569
		BancShares, Inc.; Vice President,
		Aracoma Drug Company.

Glenn T. Yost	44	Director, Logan Bank and Trust;	(G)	28,963
		President, W.W. McDonald Land Co.;
		President, Triadelphia Land Co.;
		President, Bruce McDonald Holding Co.

David McCormick	54	Director, Logan Bank and Trust;	(H)	38,058
		President, McCormick’s, Inc.;
		President, Bodaco, Co.

(A)	Includes 6,982 shares jointly owned with spouse.

(B)	Includes 18,000 shares owned by Earle B. Queen, Trust, 355 shares owned by Funeral Services, Inc. and 400 shares owned by Queen Brothers, Inc.

(C)	Includes 1,428 shares jointly owned with sister, Erma Ray Butcher.

(D)	Includes 654 shares jointly owned with spouse.

(E)	Includes 357 shares owned in IRA and 200 shares jointly owned with spouse.

(F)	Includes 849 shares owned by Aracoma Drug Company.

(G)

Includes 1,125 shares jointly owned with spouse; and 27,164 shares for which voting and investment powers are deemed, 20,625 shares owned by W.W, McDonald Land Company; 5,863 shares owned by Bruce McDonald Holding Company; 675 shares owned by Triadelphia Land Company.

(H)	Includes 37,908 shares owned by Bodaco, Co.

EXECUTIVE COMPENSATION

                All Executive Officers of Logan County BancShares, Inc. were compensated $7,200.00 in Director’s fees during 2001.

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

Please contact the New Accounts Department at

Logan Bank and Trust Company
43 Washington Avenue
PO Box 597
Logan, West Virginia 25601–0597
Phone: (304) 752–1166

SIGNATURES

                Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

/s/ Eddie Canterbury
Eddie Canterbury
Executive Vice President/CEO

March 26, 2002

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated.

SIGNATURE				DATE

/s/ Frank H. Oakley
Frank H. Oakley	Director			March 26, 2002

/s/ Harvey Oakley
Harvey Oakley	Director, President/Chairman of the Board			March 26, 2002

/s/ Clell Peyton
Clell Peyton	Director	By:	/s/ Eddie Canterbury	March 26, 2002
Eddie Canterbury, Attorney in Fact
/s/ Earle B. Queen	Date: March 26, 2002
Earle B. Queen	Director			March 26, 2002

/s/ Lavetta J. Ray
Lavetta J. Ray	Director			March 26, 2002

/s/ Walter D. Vance
Walter D. Vance	Director			March 26, 2002

/s/ William W. Wagner
William W. Wagner	Director			March 26, 2002

/s/ Eddie Canterbury
Eddie Canterbury	Executive Vice President and Director			March 26, 2002
Director