Form 10-Q
period 2002-03-31
LOGAN COUNTY BANCSHARES INC
filed 2002-05-10
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended      March 31, 2002

Commission File Number   2-95114

LOGAN COUNTY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

WEST VIRGINIA

(State or other jurisdiction of incorporation or organization)

55-0660015

(IRS Employer Identification Number)

P. O. BOX 597, LOGAN, WEST VIRGINIA	25601
(Address of Principal Executive Offices)	(Zip Code)

(304) 752-1166

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer’s classes of common stock, as of the latest practicable date.  716,991

LOGAN COUNTY BANCSHARES, INC.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Condition
March 31, 2002 and 2001 and December 31, 2001
(In Thousands)

	March 31,		December 31,
	2002	2001	2001
ASSETS

CASH AND DUE FROM BANKS	$6,121	$6,144	$7,072

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	37,016	30,806	36,355
HELD TO MATURITY	0	0	0

FEDERAL FUNDS SOLD	19,110	13,110	7,150

LOANS:
TOTAL LOANS	111,112	112,405	116,908

RESERVE FOR LOAN LOSSES	1,198	737	1,153

NET LOANS	109,914	111,668	115,755

BANK PREMISES AND EQUIPMENT	3,323	3,552	3,384

ACCRUED INTEREST AND OTHER ASSETS	2,077	2,059	1,883

	$177,561	$167,339	$171,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$28,970	$25,337	$27,571
INTEREST BEARING	22,769	22,264	21,371
SAVINGS DEPOSITS	43,825	33,602	39,804
TIME DEPOSITS	61,379	66,735	63,282

TOTAL DEPOSITS	156,943	147,938	152,028

FEDERAL FUNDS PURCHASED/REPURCHASE AGREEMENTS	3,004	2,000	2,000
ACCRUED AND OTHER LIABILITIES	474	640	673

INCOME TAXES PAYABLE:
CURRENT	272	274	(18)
DEFERRED	(31)	97	116
TOTAL LIABILITIES	160,662	150,949	154,799

STOCKHOLDERS’ EQUITY:
COMMON STOCK—$1.67 PAR VALUE; AUTHORIZED — 780,000 SHARES OUTSTANDING — 716,991 SHARES IN 2002 AND 2001	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	14,051	13,542	13,952
TREASURY STOCK	(860)	(860)	(860)

TOTAL STOCKHOLDERS’ EQUITY	16,899	16,390	16,800
	$177,561	$167,339	$171,599

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Three Month Periods Ended March 31, 2002 and 2001
(In Thousands)

	2002	2001

INTEREST INCOME:
INTEREST ON LOANS	$2,218	$2,442
INTEREST ON INVESTMENTS	335	420
INTEREST ON FEDERAL FUNDS SOLD	51	160
	2,604	3,022

INTEREST EXPENSE:
INTEREST ON DEPOSITS	725	1,273
INTEREST OTHER	39	34

NET INTEREST INCOME	1,840	1,715

PROVISION FOR LOAN LOSSES	60	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,780	1,685

OTHER INCOME:
SERVICE FEES	153	150
OTHER OPERATING INCOME	43	35

TOTAL OTHER INCOME	196	185

OTHER EXPENSES:
SALARIES AND BENEFITS	572	513
EXPENSE OF BANK PREMISES AND EQUIPMENT	139	142
OTHER OPERATING EXPENSES	403	423
TOTAL OTHER EXPENSES	1,114	1,078

INCOME BEFORE INCOME TAXES	862	792

INCOME TAXES	325	285
NET INCOME	$537	$507

PER SHARE OF COMMON STOCK NET INCOME	$0.75	$0.71

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement in Changes in Stockholders’ Equity
For the Three Month Periods Ended March 31, 2002 and 2001
(In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total

BALANCE — DECEMBER 31 2001	$1,300	$2,408	$13,917	$35	$(860)	$16,800

COMPREHENSIVE INCOME
NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2002	0	0	537	0	0	537

CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				(194)		(194)
TOTAL COMPREHENSIVE INCOME	0	0	537	(194)	0	343

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.34			(244)			(244)

Balance March 31, 2002	$1,300	$2,408	$14,210	$(159)	$(860)	$16,899

BALANCE — DECEMBER 31 2000	$1,300	$2,408	$13,237	$(71)	$(860)	$16,014

COMPREHENSIVE INCOME
NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001	0	0	507	0	0	507

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				105		105
TOTAL COMPREHENSIVE INCOME	0	0	507	105	0	612

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.33			(236)			(236)
	$1,300	$2,408	$13,508	$34	$(860)	$16,390

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$537	$507
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	67	67
SECURITY AMORTIZATION AND ACCREATION	20	0
MARKET VALUE AMORTIZATION	(1)	(1)
PROVISION FOR LOAN LOSSES	60	30
(INCREASE) DECREASE IN OTHER ASSETS	(51)	304
INCREASE (DECREASE) IN OTHER LIABILITIES	(56)	163
NET CASH PROVIDED BY OPERATING ACTIVITIES	576	1,070

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	13,000	11,000
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	3,487	2,000
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(17,504)	(13,977)
NET (INCREASE) DECREASE IN
FEDERAL FUNDS SOLD	(11,960)	(8,830)
NET (INCREASE) DECREASE IN LOANS	5,781	1,241
PURCHASE OF BANK PREMISES AND EQUIPMENT	(6)	(25)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(7,202)	(8,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	2,797	4,823
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	4,021	1,314
NET INCREASE (DECREASE) IN TIME DEPOSITS	(1,903)	3,078
NET INCREASE (DECREASE) IN
FEDERAL FUNDS PURCHASED	1,004	0
DIVIDENDS PAID	(244)	(236)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,675	8,979

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(951)	1,458

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	7,072	4,686

CASH AND CASH EQUIVALENT AT END OF PERIOD	$6,121	$6,144

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

March 31, 2002

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

3.             Year 2000 Compliance and Assessment

Management has initiated a Company-wide program to assess its data processing, information systems and customer service programs to ensure the Company’s operating capabilities in the year 2000. Currently, the Company’s subsidiary Bank, LB&T, uses EDS, a regional provider of financial institution data processing as it’s primary provider of computer services and data processing. EDS has certified it’s hardware and software are Year 2000, and beyond, compliant.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

The Company reported net income of $537,000. for the three months ended March 31, 2002 compared to $507,000. for the three months ended March 31, 2001, representing a 5.92% increase. This increase was primarily the result of the increase in net interest income of $125,000., and other income of $16,000., increase in all operating expenses of $66,000. and increase in income taxes of $43,000.

                Earnings per common share were $0.75 for the three months ended March 31, 2002 compared with $0.71 for the same period of 2001.

Logan County Bancshares’ annualized return on assets (ROA) for the three month period ended March 31, 2002 was 1.21% compared to 1.21% for the three month period ended March 31, 2001. Annualized return on shareholders’ equity (ROE) was 12.71% and 12.37% at March 31, 2002 and 2001, respectively.

NET INTEREST INCOME

The most significant component of Logan County Bancshares’ net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds.

Interest income amounted to $2,604,000. at March 31, 2002, a decrease of $418,000. from March 31, 2001. Interest expense also decreased $543,000., resulting in an overall increase of $125,000. or 7.29% in net interest income between March 31, 2002 and March 31, 2001.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for potential future loan losses. Management’s determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, actual loan loss experience relative to the size and characteristics of the loan portfolio, change in the composition and risk characteristics of the loan portfolio and the anticipated influence of national and local economic conditions. The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

For the three month period ended March 31, 2002 and 2001, the provision for loan losses was $60,000. and $30,000. respectively.

The reserve for loan losses was $1,198,000. at March 31, 2002 compared to $737,000. at March 31, 2001. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.08% at March 31, 2002 and .66% at March 31, 2001.

A summary of the Company’s past due loans and nonperforming assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
(in thousands of dollars)

	March 31,
	2002	2001

Loans past due 90 or more days still accruing interest	$672	$2,397

Nonperforming assets:
Nonaccruing loans	1,170	423
Other real estate owned	388	257
	$1,558	$680

NONINTEREST INCOME

Noninterest income includes revenues from all sources other than interest income. For the three month period ended March 31, 2002, noninterest income totalled $196,000., representing an increase of $11,000., or 5.61% from the $185,000. recorded during the same period of 2001. This increase was primarily due to increases in other income of $8,000. and increased fees of $3,000.

NONINTEREST EXPENSE

Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 2002, the Company’s noninterest expense totalled $1,114,000., increasing $36,000. over the $1,078,000. of noninterest expense for the three months ended March 31, 2001. Expressed as a percentage of assets, annualized noninterest expense was 2.51% at March 31, 2002, compared to 2.57% at March 31, 2001.

Salaries and employee benefits are Logan County Bancshares’ largest noninterest cost, representing approximately 51% of total noninterest expense at March 31, 2002 and 2001. Salaries and employee benefits increased $59,000., or 11.50% at March 31, 2002 compared to March 31, 2001. This increase is primarily due to normal personnel increases and timing of personnel benefit accruals.

INCOME TAXES

Logan County Bancshares’ federal income tax expense, for the three month period ended March 31, 2002, reflected a $40,000. increase when compared to the same period of 2001. Income tax expense equalled 37.70% and 35.98% of income before taxes at March 31, 2002 and 2001, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences in expense items for tax purposes.

Balance Sheet Data:

Total assets increased by $5,962,000. between year end and March 31, 2002 to a balance of $177,561,000. The major component of this change was a increase in Federal Funds Sold of $11,960,000. The primary source of funds for this change was an increase in deposits of $4,915,000., Federal Funds purchased\repurchase agreements of $1,004,000., and net income of $537,000.

Liquidity:

Managing Logan’s liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan’s primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At March 31, 2002, Federal Funds Sold amounted to $19,110,000. and securities maturing within one year amounted to $4,996,000. These are compared to the balances at March 31, 2001 of $13,110,000. in Federal Funds Sold and maturing Investment Securities of $2,995,000. due within one year.

Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 2002 and 2001, banks continue to be faced with continuing changes in interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

Logan’s capital position is based on its stockholders’ equity and the primary source of such equity has been retained earnings. Since Logan’s formation, it has accumulated Retained Earnings of $14,051,000. and has a total Stockholders’ Equity of $16,899,000. as of March 31, 2002; as compared to $13,952,000. of Retained Earnings and total Stockholders’ equity of $16,800,000. at March 31, 2001.

The equity capital was 9.52% and 9.79% of total assets at March 31, 2002 and 2001 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

Effects of Inflation:

The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist almost entirely of monetary items. The low proportion of the Bank’s net fixed assets to total assets reduces both the potential of inflated earnings resulting from understated depreciation charges and the potential significant understatement of asset values. However, inflation does have a considerable indirect impact on banks, including increased loan demand, as it becomes necessary for producers and consumers to acquire additional funds to maintain the same levels of consumption, inventories, and new investments. Inflation also frequently results in higher interest rates which can affect both yields on earning assets and rates paid on deposits and other interest-bearing liabilities.

PART II. - OTHER INFORMATION

                    NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date	May 10, 2002	/s/ Harvey Oakley
Harvey Oakley, President
(Signature)

Date	May 10, 2002	/s/ Eddie D. Canterbury
Eddie D. Canterbury, Exec. Vice Pres.
(Signature)