Form 10-Q
period 2002-06-30
LOGAN COUNTY BANCSHARES INC
filed 2002-08-13
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended                June 30, 2002

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

Consolidated Statement of Condition

June 30, 2002 and 2001 and December 31, 2001

(In Thousands)

ASSETS
	June 30,		December 31,
	2002	2001	2001
CASH AND DUE FROM BANKS	$5,792	$5,955	$7,072

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	42,893	21,848	36,355
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	6,500	25,210	7,150

LOANS:
TOTAL LOANS	110,906	116,031	116,908

RESERVE FOR LOAN LOSSES	1,261	848	1,153
NET LOANS	109,645	115,183	115,755

BANK PREMISES AND EQUIPMENT	3,265	3,493	3,384

ACCRUED INTEREST AND OTHER ASSETS	1,593	1,857	1,883
	$169,688	$173,546	$171,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$24,173	$28,006	$27,571
INTEREST BEARING	21,631	21,421	21,371
SAVINGS DEPOSITS	43,631	36,160	39,804
TIME DEPOSITS	59,185	68,377	63,282
TOTAL DEPOSITS	148,620	153,964	152,028

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	3,000	2,000	2,000
ACCRUED AND OTHER LIABILITIES AND	469	686	673

INCOME TAXES PAYABLE:
CURRENT	16	81	(18)
DEFERRED	169	114	116
TOTAL LIABILITIES	152,274	156,845	154,799

STOCKHOLDERS’ EQUITY:
COMMON STOCK—$1.67 PAR VALUE; AUTHORIZED — 780,000 SHARES OUTSTANDING — 716,991 SHARES IN 2000 AND 1999	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	14,566	13,853	13,952
TREASURY STOCK	(860)	(860)	(860)
TOTAL STOCKHOLDERS’ EQUITY	17,414	16,701	16,800
	$169,688	$173,546	$171,599

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Three Month Periods Ended June 30, 2002 and 2001

(In Thousands)

	2002	2001
INTEREST INCOME:
INTEREST ON LOANS	$2,149	$2,777
INTEREST ON INVESTMENTS	361	370
INTEREST ON FEDERAL FUNDS SOLD	49	222
	2,559	3,369

INTEREST EXPENSE:
INTEREST ON DEPOSITS	654	1,293
INTEREST OTHER	40	35
NET INTEREST INCOME	1,865	2,041

PROVISION FOR LOAN LOSSES	60	110
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,805	1,931

OTHER INCOME:
SERVICE FEES	159	168
OTHER OPERATING INCOME	23	6
TOTAL OTHER INCOME	182	174

OTHER EXPENSES:
SALARIES AND BENEFITS	563	527
EXPENSE OF BANK PREMISES AND EQUIPMENT	151	143
OTHER OPERATING EXPENSES	420	555
TOTAL OTHER EXPENSES	1,134	1,225

INCOME BEFORE INCOME TAXES	853	880

INCOME TAXES	329	347
NET INCOME	$524	$533

PER SHARE OF COMMON STOCK NET INCOME	$0.73	$0.74

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Six Month Periods Ended June 30, 2002 and 2001

(In Thousands)

	2002	2001
INTEREST INCOME:
INTEREST ON LOANS	$4,367	$5,219
INTEREST ON INVESTMENTS	696	790
INTEREST ON FEDERAL FUNDS SOLD	100	382
	5,163	6,391

INTEREST EXPENSE:
INTEREST ON DEPOSITS	1,379	2,566
INTEREST OTHER	79	69
NET INTEREST INCOME	3,705	3,756

PROVISION FOR LOAN LOSSES	120	140
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,585	3,616

OTHER INCOME:
SERVICE FEES	312	318
OTHER OPERATING INCOME	66	41
TOTAL OTHER INCOME	378	359

OTHER EXPENSES:
SALARIES AND BENEFITS	1,135	1,040
EXPENSE OF BANK PREMISES AND EQUIPMENT	290	285
OTHER OPERATING EXPENSES	823	978
TOTAL OTHER EXPENSES	2,248	2,303

INCOME BEFORE INCOME TAXES	1,715	1,672

INCOME TAXES	654	632
NET INCOME	$1,061	$1,040

PER SHARE OF COMMON STOCK NET INCOME	$1.48	$1.45

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement in Changes in Stockholders’ Equity

For the Six Month Periods Ended June 30, 2002 and 2001

(In Thousands)

	Common Stock	Surplus	Retained Earnings	Comprehensive Income, Net	Treasury Stock	Total

BALANCE — DECEMBER 31
2001	$1,300	$2,408	$13,917	$35	($860)	$16,800

COMPREHENSIVE INCOME
NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2002	0	0	1,061	0	0	1,061

CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				72		72
OTHER ADJUSTMENTS			(31)			(31)
TOTAL COMPREHENSIVE INCOME	0	0	1030	72	0	1,102

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.68			(488)			(488)

	$1,300	$2,408	$14,459	$107	($860)	$17,414

BALANCE — DECEMBER 31
2000	$1,300	$2,408	$13,237	($71)	($860)	$16,014

COMPREHENSIVE INCOME
NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000	0	0	1,040	0	0	1,040

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES				128		128
TOTAL COMPREHENSIVE INCOME	0	0	1040	128	0	1168

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.57			(481)			(481)
	$1,300	$2,408	$13,796	$57	($860)	$16,701

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,061	$1,040
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	134	134
SECURITY AMORTIZATION AND ACCREATION	51	0
MARKET VALUE AMORTIZATION	(2)	(2)
PROVISION FOR LOAN LOSSES	120	140
(INCREASE) DECREASE IN OTHER ASSETS	215	506
INCREASE (DECREASE) IN OTHER LIABILITIES	(148)	20
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,537	1,838

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	15,500	22,500
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	4,487	3,977
PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY	0	0
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(26,427)	(18,459)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	650	(20,930)
NET (INCREASE) DECREASE IN LOANS	5,990	(2,384)
PURCHASE OF BANK PREMISES AND EQUIPMENT	(15)	(33)

NET CASH PROVIDED BY INVESTING ACTIVITIES	185	(15,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	(3,138)	6,649
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	3,827	3,872
NET INCREASE (DECREASE) IN TIME DEPOSITS	(4,097)	4,720
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE	1,000	0
DIVIDENDS PAID	(488)	(481)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(2,896)	14,760
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,280)	1,269

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	7,072	4,686
CASH AND CASH EQUIVALENT AT END OF PERIOD	$5,792	$5,955

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

June 30, 2002

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

                The Company contracted to have their computer hardware evaluated for Year 2000 compliance and estimates additional computer hardware and software costs to be approximately $175,000.  These costs were capitalized and will be amortized over five years.  It is the opinion of management that the cost of converting these systems and the annual amortization, thereof, will not materially impact the results of operation or its financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of Logan County Bancshares, Inc.

EARNINGS SUMMARY

                The Company reported net income of $1,061,000. for the six months ended June 30, 2002 compared to $1,040,000. for the six months ended June 30, 2001, representing a 2.00% increase.  This increase was primarily the result of the decrease in net interest income of $31,000., increase in other income of $19,000. and decrease in all operating expenses of $55,000. and increase in income taxes of $22,000.

                Earnings per common share were $1.48 for the six months ended June 30, 2002 compared with $1.45 for the same period of 2001.

                Logan County Bancshares’ annualized return on assets (ROA) for the six month period ended June 30, 2002 was 1.22% compared to 1.20% for the six month period ended June 30, 2001.  Annualized return on shareholders’ equity (ROE) was 12.19% and 12.45% at June 30, 2002 and 2001, respectively.

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

                Interest income amounted to $5,163,000. at June 30, 2002, a decrease of $1,228,000. from June 30, 2001.  Interest expense also decreased $1,177,000., resulting in an overall decrease of $31,000. or .85% in net interest income between June 30, 2002 and June 30, 2001.

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

                For the six month period ended June 30, 2002 and 2001, the provision for loan losses was $120,000. and $140,000. respectively.

                The reserve for loan losses was $1,261,000. at June 30, 2002 compared to $848,000. at June 30, 2001.  Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.14% at June 30, 2002 and .74% at June 30, 2001.

A summary of the Company’s past due loans and nonperforming assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS

(in thousands of dollars)

	June 30,
	2002	2001
Loans past due 90 or more days still accruing interest	$1,297	$2,254

Nonperforming assets:
Nonaccruing loans	1,202	422
Other real estate owned	14	154
	$1,216	$576

NONINTEREST INCOME

                Noninterest income includes revenues from all sources other than interest income.  For the six month period ended June 30, 2002, noninterest income totalled $378,000., representing an increase of $19,000., or 5.29% from the $359,000. recorded during the same period of 2001.  This increase was primarily due to increases in other income of $25,000.

NONINTEREST EXPENSE

                Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities.  As of June 30, 2002, the Company’s noninterest expense totalled $2,248,000., decreasing $55,000. over the $2,303,000. of noninterest expense for the six months ended June 30, 2001.  Expressed as a percentage of assets, annualized noninterest expense was 2.65% at June 30, 2002, compared to 2.69% at June 30, 2001.

                Salaries and employee benefits are Logan County Bancshares’ largest noninterest cost, representing approximately 50% and 45% of total noninterest expense at June 30, 2002 and 2001.  Salaries and employee benefits increased $95,000., or 2.35% at June 30, 2002 compared to June 30, 2001.  This increase is primarily due to payroll timimg.

INCOME TAXES

                Logan County Bancshares’ federal income tax expense, for the six month period ended June 30, 2002, reflected a $22,000. increase when compared to the same period of 2001.  Income tax expense equalled 38.13% and 37.80% of income before taxes at June 30, 2002 and 2001, respectively.  For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences included in income before income taxes.

Balance Sheet Data:

                Total assets decreased by $1,911,000. between year end and June 30, 2002 to a balance of $169,688,000.  The major component of this change was a decrease in Loans of $6,002,000., Investment Securities increases of $6,538,,000., federal funds sold decrease of $650,000. and cash decreased by $1,280,000.  The primary source of funds for this change was a decrease in deposits of $3,408,000., an increase in Federal funds purchased of $1,000,000., and net income of $1,061,000.

Liquidity:

                Managing Logan’s liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan’s primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year.  These items can be converted into funds in a short period of time.  At June 30, 2002, Federal Funds Sold amounted to $6,500,000. and securities maturing within one year amounted to $6,055,000.  These are compared to the balances at June 30, 2001 of $25,210,000.  in Federal Funds Sold and maturing Investment Securities of $2,998,000. due within one year.

                Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits.  The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds.  During 2002 and 2001, banks continue to be faced with interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

                Logan’s capital position is based on its stockholders’ equity and the primary source of such equity has been retained earnings.  Since Logan’s formation, it has accumulated Retained Earnings of $14,566,000. and has a total Stockholders’ Equity of $17,414,000. as of June 30, 2002; as compared to $13,853,000. of Retained Earnings and total Stockholders’ equity of $16,701,000. at June 30, 2001.

                The equity capital was 10.26% and 9.62% of total assets at June 30, 2002 and 2001 respectively.  Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

PART II.	—	OTHER INFORMATION

NONE.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date	08/12/02	/s/Harvey Oakley
Harvey Oakley, President
(Signature)

Date	08/12/02	/s/Eddie D. Canterbury
Eddie D. Canterbury, Exec. Vice Pres.
(Signature)

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Logan County BancShares, Inc.

/s/Harvey Oakley
Harvey Oakley, President
(signature)

/s/Eddie D. Canterbury
Eddie D. Canterbury, Exec. Vice Pres.
(signature)