Form 10-Q
period 2002-09-30
LOGAN COUNTY BANCSHARES INC
filed 2002-11-15
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended               September 30, 2002

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

LOGAN COUNTY BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS:

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Condition

September 30, 2002 and 2001 and December 31, 2001

(In Thousands)

	September 30,		December 31,
	2002	2001	2001
ASSETS
CASH AND DUE FROM BANKS	$6,885	$5,228	$7,072

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	46,433	21,034	36,335
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	8,860	28,060	7,150

LOANS:
TOTAL LOANS	108,532	115,491	116,908

RESERVE FOR LOAN LOSSES	1,293	805	1,153
NET LOANS	107,239	114,686	115,755

BANK PREMISES AND EQUIPMENT	3,231	3,433	3,384

ACCRUED INTEREST AND OTHER ASSETS	1,614	1,579	1,883
	$174,262	$174,020	$171,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$24,647	$29,481	$27,571
INTEREST BEARING	24,827	22,563	21,371
SAVINGS DEPOSITS	42,786	37,922	39,804
TIME DEPOSITS	60,134	64,273	63,282
TOTAL DEPOSITS	152,394	154,239	152,028

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	3,000	2,000	2,000
ACCRUED AND OTHER LIABILITIES	514	600	673

INCOME TAXES PAYABLE:
CURRENT	15	28	(18)
DEFERRED	369	160	116
TOTAL LIABILITIES	156,292	157,027	154,799

STOCKHOLDERS’ EQUITY:
COMMON STOCK-$1.67 PAR VALUE; AUTHORIZED - 780,000 SHARES OUTSTANDING-716,991 SHARES IN 2001 AND 2000	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	15,122	14,145	13,952
TREASURY STOCK	(860)	(860)	(860)

TOTAL STOCKHOLDERS’ EQUITY	17,970	16,993	16,800
	$174,262	$174,020	$171,599

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Three Month Periods Ended September 30, 2002 and 2001

(In Thousands)

	2002	2001
INTEREST INCOME:
INTEREST ON LOANS	$2,124	$2,448
INTEREST ON INVESTMENTS	343	243
INTEREST ON FEDERAL FUNDS SOLD	53	270
	2,520	2,961

INTEREST EXPENSE:
INTEREST ON DEPOSITS	634	1,209
INTEREST OTHER	41	36

NET INTEREST INCOME	1,845	1,716

PROVISION FOR LOAN LOSSES	60	30

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,785	1,686

OTHER INCOME:
SERVICE FEES	174	142
OTHER OPERATING INCOME	18	34

TOTAL OTHER INCOME	192	176

OTHER EXPENSES:
SALARIES AND BENEFITS	561	558
EXPENSE OF BANK PREMISES AND EQUIPMENT	150	147
OTHER OPERATING EXPENSES	397	415

TOTAL OTHER EXPENSES	1,108	1,120

INCOME BEFORE INCOME TAXES	869	742

INCOME TAXES	327	267

NET INCOME	$542	$475

PER SHARE OF COMMON STOCK NET INCOME	$0.76	$0.67

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Nine Month Periods Ended September 30, 2002 and 2001

(In Thousands)

	2002	2001
INTEREST INCOME:
INTEREST ON LOANS	$6,491	$7,667
INTEREST ON INVESTMENTS	1,039	1,033
INTEREST ON FEDERAL FUNDS SOLD	153	652
	7,683	9,352

INTEREST EXPENSE:
INTEREST ON DEPOSITS	2,013	3,775
INTEREST OTHER	120	105
NET INTEREST INCOME	5,550	5,472

PROVISION FOR LOAN LOSSES	180	170
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,370	5,302

OTHER INCOME:
SERVICE FEES	486	460
OTHER OPERATING INCOME	84	75
TOTAL OTHER INCOME	570	535

OTHER EXPENSES:
SALARIES AND BENEFITS	1,696	1,598
EXPENSE OF BANK PREMISES AND EQUIPMENT	440	432
OTHER OPERATING EXPENSES	1,220	1,393
TOTAL OTHER EXPENSES	3,356	3,423

INCOME BEFORE INCOME TAXES	2,584	2,414

INCOME TAXES	981	899

NET INCOME	$1,603	$1,515

PER SHARE OF COMMON STOCK NET INCOME	$2.24	$2.11

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement in Changes in Stockholders’ Equity

For the Nine Month Periods Ended September 30, 2002 and 2001

(In Thousands)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income, Net	Stock	Total

BALANCE - DECEMBER 31 2001	$1,300	$2,408	$13,917	$35	$(860)	$16,800

COMPREHENSIVE INCOME
NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002	0	0	1,603	0	0	1,603

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	337	0	337
OTHER ADJUSTMENTS	0	0	(32)			(32)

TOTAL COMPREHENSIVE INCOME	0	0	1,571	337	0	1,908

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $1.04			(738)			(738)
	$1,300	$2,408	$14,750	$372	$(860)	$17,970

BALANCE - DECEMBER 31 2000	$1,300	$2,408	$13,237	$(71)	$(860)	$16,014

COMPREHENSIVE INCOME
NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001	0	0	1,515	0	0	1,515
CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	188	0	188
TOTAL COMPREHENSIVE INCOME	0	0	1,515	188	0	1,703

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $1.01			(724)			(724)
	$1,300	$2,408	$14,028	$117	$(860)	$16,993

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Nine Month Periods Ended September 30, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,603	$1,515
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	201	200
SECURITY AMORTIZATION AND ACCREATION	—	—
MARKET VALUE AMORTIZATION	(3)	(3)
PROVISION FOR LOAN LOSSES	180	170
(INCREASE) DECREASE IN OTHER ASSETS	(859)	784
INCREASE (DECREASE) IN OTHER LIABILITIES	127	(112)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,249	2,554

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	20,820	34,900
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	4,487	7,400
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(33,935)	(33,435)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(1,710)	(23,780)
NET (INCREASE) DECREASE IN LOANS	8,336	(1,850)
PURCHASE OF BANK PREMISES AND EQUIPMENT	(48)	(39)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(2,050)	(16,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	532	9,266
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	2,982	5,634
NET INCREASE (DECREASE) IN TIME DEPOSITS	(3,148)	616
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE	1,000	—
DIVIDENDS PAID	(752)	(724)

NET CASH PROVIDED BY FINANCING ACTIVITIES	614	14,792

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(187)	542

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	7,072	4,686

CASH AND CASH EQUIVALENT AT END OF PERIOD	$6,885	$5,228

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

September 30, 2002

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

3.  Year 2000 Assessment

                Management has initiated a Company-wide program to assess its data processing, information systems and customer service programs to ensure the  Company’s operating capabilities in  the year 2000.  Currently, the  Company’s Subsidiary Bank,  L B  & T, uses Aurum Technology, Inc., a regional  provider of  financial institution  data processing,  as it’s primary  provider of  computer services and  data processing.  Aurum Technology, Inc. has  certified it’s hardware  and software are Year  2000, and beyond, compliant.

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

EARNINGS SUMMARY

The Company reported net income of $1,603,000. for the nine months ended September 30, 2002 compared to $1,515,000. for the nine months ended September 30, 2001, representing a 5.81% increase.  This increase was primarily the result of the increase  in net interest income of $78,000., increase in other income of $35,000. and a decrease in all operating expenses of $67,000. and an increase in income taxes of $82,000.

Earnings per common share were $2.24 for the nine months ended September 30, 2002 compared with $2.11 for the same period of 2001.

Logan County Bancshares' annualized return on assets (ROA) for the nine month period ended September 30, 2002 was 1.23% compared to 1.16% for the nine month period ended September 30, 2001.  Annualized return on shareholders' equity (ROE) was 11.89% and 11.89% at September 30, 2002 and 2001, respectively.

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

                Interest income amounted to  $7,683,000. at September 30, 2002, a decrease of $1.669,000. from September 30, 2001.  Interest expense also decreased $1,747,000., resulting in an overall increase of $78,000. or 1.43% in net interest income between September 30, 2002 and September 30, 2001.

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

                For the nine month period ended September 30, 2002 and 2001, the provision for loan losses was $180,000. and $170,000. respectively.

                The reserve for loan was  $1,293,000. at September 30, 2002 compared to $805,000. at September 30, 2001.  Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.19% at September 30, 2002 and .70% at September 30, 2001.

A summary of the Company's past due loans and non-performing assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS

(in thousands of dollars)

	September 30
	2002	2001
Loans past due 90 or more days still accruing interest	$1,142	$1,297
Non-performing assets:
Non-accruing loans	1,098	1,202
Other real estate owned	97	14
	$1,195	$1,216

NON-INTEREST INCOME

                Non-interest income includes from all sources other than interest income.  For  the nine  month period  ended September 30, 2002, non-interest income totaled $570,000., representing a increase of $35,000., or 6.54% from the $535,000. recorded during the same period of 2001.  This increase was primarily due to increases in service fees income of $26,000.

NON-INTEREST EXPENSE

                Non-interest expense comprises overhead costs which are not related to interest expense or  to losses from loans or securities.  As of September 30,  2002, the Company's  non-interest expense totaled $3,356,000., decreasing $67,000. over the $3,423,000. of non-interest expense for the nine months ended  September 30, 2001.  Expressed as a percentage of assets, annualized  non-interest expense was 1.93% at September 30, 2002, compared to 1.98% at September 30, 2001.

                Salaries and employee benefits are Logan County Bancshares' largest non-interest cost, representing approximately  50% of total non-interest expense at September 30, 2002 and 2001.  Salaries and employee benefits increased $98,000., or 7.43% at  September 30, 2002 compared to September 30, 2000.  This increase is primarily due to increased personnel.

INCOME TAXES

                Logan County Bancshares' income tax expense, for the nine month period ended September 30, 2002, reflected a $82,000. increase when compared to the same period of 2001.  Income tax expense equaled 37.96% and 37.24% of income before taxes at  September 30, 2002 and 2001, respectively.  For  financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences included in income before income taxes.

Balance Sheet Data:

                Total assets increased by $2,663,000. between year end and September 30, 2002 to a balance of $174,262,000.  The major component of this change was an increase in Investment Securities of $10,098,000., and loan decreases of $8,516,000. and cash decreased by $187,000.  The primary source of funds for this change was an increase in deposits of $366,000., a decrease in repurchase agreements of $1,000,000., and net income of $1,603,000.

Liquidity:

                Managing Logan's liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements.  Logan's primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year.  These items can be converted into funds in a short period of time.  At September 30, 2002, Federal Funds Sold amounted to $8,860,000. and securities maturing within one year amounted to $8,589,000.  These are compared to the balances at September 30, 2001 of $28,060,000. in Federal Funds Sold and maturing Investment Securities of $2,998,000. due within one year.

                Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits.  The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds.  During 2002 and 2001, banks continue to be faced with volatile interest sensitive funds and have had  to match their funding requirements by using assets and liability management techniques.

Capital Resources:

                Logan's capital position is based on its stockholders' equity and the primary source of such equity has been retained earnings.  Since Logan's formation, it has accumulated Retained Earnings of $15,122,000. and has a total Stockholders' Equity of $17,970,000. as of September 30, 2002; as compared to $14,145,000. of Retained Earnings and total  Stockholders' equity of $16,993,000. at September 30, 2001.

                The equity capital was 10.31% and 9.77% of total assets at September 30, 2002 and 2001 respectively.  Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory  agency of any minimum capital requirement.

Table of Contents

LOGAN COUNTY BANCSHARES, INC.

Item 4. Controls and Procedures

(a)  Based on their evaluation of the issuer’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c) as of a date within 90 days prior to the filing of this quarterly report, the issuer’s chief executive officer and other certifying officers concluded that the effectiveness of such controls and procedures was adequate.

(b)  There were no significant changes in the issuer’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. - OTHER INFORMATION

NONE.

SIGNATURES

     Pursuant to the requirements of  the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed  on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date	11/08/02	/s/Harvey Oakley
Harvey Oakley, President
(Signature)

Date	11/08/02	/s/Eddie D. Canterbury
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

/s/Harvey Oakley
Harvey Oakley, President
(signature)

Date	11/08/02	/s/Eddie D. Canterbury
Eddie D. Canterbury, Exec. Vice President
(signature)

Table of Contents

LOGAN COUNTY BANCSHARES, INC

CERTIFICATIONS

I, Eddie D. Canterbury, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Logan County Bancshares, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a  material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluated as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

/s/ Harvey Oakley
Harvey Oakley, President
(Signature)

Date: November 8, 2002	/s/ Eddie D. Canterbury
Eddie D. Canterbury, Exec. Vice President
(Signature)