Form 10-K
period 2002-12-31
LOGAN COUNTY BANCSHARES INC
filed 2003-04-30
CIK 760327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For the calendar year ended December 31, 2002 Commission file No. 2-95114

LOGAN COUNTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0660015
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.

P.O. Box 597 Logan, WV	25601
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (304) 752-2080

Securities Registered Pursuant to Section 12(g) of The Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class Outstanding at April 25, 2003

Common Stock ($1.67 Par Value)	703,991 Shares

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

Aggregate market value of voting stock	Based on last trade price
$30,113,622	$42.00

Documents Incorporated by Reference

(None)

LOGAN COUNTY BANCSHARES, INC.

FORM 10-K

INDEX

ITEM	1	–	Business

ITEM	2	–	Properties

ITEM	3	–	Legal Proceedings

ITEM	4	–	Submission of Matters to a Vote of Security Holders

ITEM	5	–	Market for the Registrant’s Common Stock and Related And Related Security Holder Matters

ITEM	6	–	Selected Financial Data

ITEM	7	–	Management’s Discussion and Analysis

ITEM	8	–	Financial Statements and Supplemental Data

ITEM	9	–	Disagreements on Accounting and Financial Disclosures

ITEM	10	–	Directors and Executive Officers of the Registrant

ITEM	11	–	Executive Compensation

ITEM	12	–	Security Ownership of Certain Beneficial Owners and Management

ITEM	13	–	Certain Relationships and Related Transactions

ITEM	14	–	Exhibits, Financial Statement Schedules and Reports on Form 8K

PROXY MATERIALS

SIGNATURES

ITEM 1 – BUSINESS

LOGAN COUNTY BANCSHARES, INC.

Logan County Bancshares, Inc. is a bank holding company, which was organized under the laws of the State of West Virginia in 1985.  On May 17, 1985, the Corporation acquired all the outstanding capital stock of Logan Bank & Trust Company (LB&T) and also all of the outstanding stock of Bank of Chapmanville (BC).  Both of these subsidiaries are banking corporations organized under the laws of the State of West Virginia.  On May 28, 1996, the subsidiary banks; Logan Bank & Trust Company and Bank of Chapmanville entered into a merger agreement whereby they would be merged into Logan Bank & Trust Company.  The merger was completed after proper regulatory approval and was accounted for under the pooling of interest method of accounting.

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

Logan Bank & Trust Company provides a complete range of retail banking services to individuals and small and medium size businesses.  Their services include checking, savings, NOW, certificates of deposit and money market deposit accounts, business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes, other consumer-oriented financial services including safety deposit box accounts, IRA accounts and night depository.  The company also operates several automatic teller machines at three strategic locations in Logan County, which provide 24-hour working services to customers of Logan Bank & trust Company.  The Company is a member of the Cirrus ATM network which has over 100 locations in West Virginia and more than 10,000 locations in 47 states.

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

The branch also provides depository, lending and related financial services to commercial, retail, industrial, financial and governmental customers.  The lending function includes short and medium-term loans, letters of credit, inventory and accounts receivable financing, and real estate construction lending, as do all the branches of Logan Bank & trust Company.

INVESTMENT CONSIDERATIONS

An investment in the shares offered hereby involves certain risks.  A subscription for shares should be made only after careful considerations set forth below and elsewhere in this Offering Circular, and should be undertaken only by persons who can afford an investment involving such risks.

MARKET FOR THE COMMON STOCK
AND RELATED SECURITY HOLDER MATTERS

The shares of Logan county BancShares, Inc. are infrequently traded in the over-the-counter market and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange.  Management is not aware of any security dealer, which makes a market in the stock; therefore, no active trading market should be deemed to exist.

The sales price for Logan County BancShares, Inc. stock is determined by negotiations between individual buyers and sellers.  Although company keeps no records of sale prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentation, Corporation’s management estimates the approximate market value ranges for 2002 and 2001 to be as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sale Price:
2002 Common Stock	$42– $ 42	$42– $ 42	$42– $ 42	$42– $ 42
2001 Common Stock	$42– $ 42	$42– $ 42	$42– $ 42	$42– $ 42

Per Share Dividends Declared:
2002 Common Stock	$0.34	$0.34	$0.35	$0.50
2001 Common Stock	$0.33	$0.34	$0.34	$0.49

COMPETITION

Vigorous competition exists in the market area of Logan County Bancshares, Inc.  In addition to the three other banks located within the market area, the location is in a relatively close proximity to two population centers of the State.  There is also competition for deposits and related financial services from non-bank institutions such as savings and loans, insurance companies and brokerage firms, all of which are active in the area.  Those institutions as well in addition to the finance companies provide loans.  Since the Bank Holding Company Act, passed by the West Virginia Legislature in 1982, local banks have been joining bank holding companies around the State.  Of the five banks located in Logan County, only one is a unit bank.  The other four are members of various multi-bank holding companies.  Logan county BancShares, Inc. has been able to compete effectively within the county by having one institution located in the county seat (Logan Bank & Trust Company), and Branches located in the high-growth area of the county.  Also, to stimulate growth, Logan county BancShares, Inc. is the only bank holding company owned and controlled from within the county.

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

The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank, which is not already majority-owned.  The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.  One of the principal exceptions to these prohibitions is for engaging or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto.  The Act prohibits the acquisition by a bank holding company of more that 5% of the outstanding voting shares of a bank located outside the State in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the State in which the bank acquired is located.  The Act and regulations of the Federal Reserve Board also prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

Logan Bank & Trust Company is an insured bank, organized under the Banking Law of the State of West Virginia and is a member of the Federal Reserve System.  Accordingly, their operations are subject to Federal and State laws applicable to commercial banks with trust powers and to regulation by the Commissioner of Banking and the West Virginia State Banking Commissioner, the Federal Reserve Board and the Federal Deposit Insurance Corporation.  Among other restrictions, the West Virginia Banking laws state that banks organized hereunder may pay dividends only out of undivided profits.  Under the Federal Reserve Act, the approval of the Federal Reserve Board is required for dividends declared by a state member bank which in any year exceeds the net profits of such bank for that year, as defined, combined with retained net profits for the two preceding years.

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

In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve system, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand of their effect on the business and earnings of the Corporation, and Logan Bank & Trust Company.

FOREIGN OPERATIONS

The corporation and subsidiary have no foreign operations.

EXECUTIVE OFFICERS

For information concerning the Executive Officers of the Corporation, please see Item 10.

ITEM 2 – PROPERTIES

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

ITEM 3 – LEGAL PROCEEDINGS

There are no legal actions or proceedings to which the Corporation, or its subsidiary is a party.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON STOCK
AND RELATED SECURITY HOLDER MATTERS

The shares of Logan County BancShares, Inc are infrequently traded in the over-the-counter market and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange.  Management is not aware of any security dealer, which makes a market in the stock; therefore, no active trading market should be deemed to exist.

The sales price for Logan County BancShares, Inc. stock is determined by negotiations between individual buyers and sellers.  Although company keeps no records of sales prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentations, Corporation’s management estimates the approximate market value ranges for 2002 and 2001 to be as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales Price:
2002 Common Stock	$42– $ 42	$42– $ 42	$42– $ 42	$42– $ 42
2001 Common Stock	$42– $ 42	$42– $ 42	$42– $ 42	$42– $ 42

Per Share Dividends Declared:
2002 Common Stock	$0.34	$0.34	$0.35	$0.50
2001 Common Stock	$0.33	$0.34	$0.34	$0.49

ITEM 6 – SELECTED FINANCIAL DATA

LOGAN BANCSHARES, INC. AND SUBSIDIARY

(In Thousands of Dollars)

YEAR ENDED DECEMBER 31:	2002	2001	2000	1999	1998
Total Interest Revenue	$10,088	$12,090	$11,508	$10,753	$9,964
Total Interest Expense	2,764	4,801	4,828	4,378	4,260

Net Interest Revenue	7,324	7,289	6,680	6,375	5,704
Provision for Possible Loan Losses	534	700	100	22	90

Net Interest Revenue After Provision for Possible Loan Losses	6,790	6,589	6,580	6,353	5,614
Other Operating Revenue	805	707	769	699	989
Other Operating Expense	(4,689)	(4,631)	(4,185)	(3,897)	(3,629)

Income Before Income Taxes	2,906	2,665	3,164	3,155	2,974
Income Taxes	1,064	909	1,131	1,131	1,083

Net Income	$1,842	$1,756	$2,033	$2,024	$1,891
Per Common Share:
Net Income	$257	$2.45	$2.84	$2.83	$2.64
Cash Dividends Declared	$1.53	$1.50	$1.44	$1.34	$1.18

At December 31:
Total Loans	$107,933	$116,907	$113,641	$109,571	$95,139
Total Assets	170,041	171,599	157,480	152,746	139,278
Total Deposits	156,443	152,028	138,723	127,619	124,420
Short-Term Debt	1,000	2,000	2,000	9,840	0
Tota Shareholders’ Equity	17,193	16,800	16,014	14,444	14,060
Selected Ratios:
Rate of Return on Average:
Total Assets	1.06%	1.03%	1.36%	1.39%	1.43%
Shareholders’ Equity	10.37%	10.36%	13.35%	13.84%	13.99%
Tier 1 Capital to Total Assets at Year End	9.58%	10.31%	10.25%	9.92%	10.09%
Average Total Shareholders’ Equity to Average Total Assets	10.25%	9.95%	10.15%	10.05%	10.22%
Common Dividend Payout Ratio	59.56%	61.12%	50.79%	47.35%	44.70%
Nonaccrual and Restructured Business Loans as a Percentage of Total Loans	0.16%	0.09%	0.13%	0.51%	0.53%

ITEM 7 – Management’s Discussion and Analysis

Logan County BancShares, Inc. and Subsidiary
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

INTRODUCTION

The Management’s Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiary.  Included are (a) the results of operations for 2002 and 2001 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital.  The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations.  The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

To assist in understanding and evaluating major changes in Logan County BancShares, Inc.’s financial position and results of operations, this discussion emphasizes a comparison of the years 2002 to 2001, 2001 to 2000 and 2000 to 1999, and also presents five year information in instances where appropriate.  This discussion should be read concurrently with the audited financial statements including notes to those statements.

The following definitions apply to terms used in this report:

AVERAGE BALANCE:  All balances have been computed on the basis of monthly averages.

NET INTEREST INCOME:  Interest and related fee income on earning assets, reduced by total interest paid on interest bearing deposits and borrowed funds.  This net amount, when divided by average earning asset balances becomes net interest margin.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds.  At December 31, 2002 and 2001, the funds available within one year from investments and loans were $47,465,000. and $37,712,000.

Logan County BancShares, Inc.’s subsidiary bank deposit mix remained stable in 2002 after increasing by $13,305,000. in 2001, $11,104,000., in 2000, and $3,198,000. in 1999.  These increases in the deposit mix points out a marketing strategy that has attracted new customers to the Bank.  Time deposits represented the major growth in the deposit mix.  They increased by $5,392,000., and $8,056,000. respectively in 2000 and 1999.  Demand deposits contributed to the growth in the deposit mix by increasing $6,164,000. in 2001 and $4,011,000. in 2000.  Savings deposits showed increases of $7,517,000 in 2001, $1,263,000. in 2000 and 1999 of $1,207,000. after remaining stable over the past five years.  These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate.  At December 31, 2002 and 2001, 31.19% and 32.19%, of the total deposits were in demand deposits while 29.82% and 26.18% were in savings and 38.98% and 41.63% were in time deposits, respectively.  The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposit by the consumer in order to obtain a better interest rate.  At December 31, 2000 and 1999, 30.83% and 30.03% of the total deposits were in demand deposits, while 23.27% and 24.31% were in savings and 45.89% and 45.65% were in time deposits respectively.  The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

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

Capital planning is essentially the management process that allocates capital resources in a manner that generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable.  Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather that the high-risk, high-exposure techniques.  As noted in Table I. the ratio of net income to average assets was 1.03%, 1.36% and 1.43% for the years ended December 31, 2001, 2000 and 1999, respectively.  Through the periods presented, management has allocated new funds into the higher-yielding loans and holding the investment securities nearly constant.  Although the improvement in the local economy had been at a slow pace through the periods presented, overall loan demand and deposit growth show a marked increase due to marketing the community bank service approach.

Table I. represents a summary of financial data for the previous five years.

TABLE I.  –  SUMMARY OF FINANCIAL DATA FOR FIVE YEARS

(In thousands of dollars)

	2002	2001	2000	1999	1998
Year End Balances:
Total Assets	$170,041	$171,599	$157,480	$152,746	$139,278
Total Earning Assets	160,608	160,413	147,539	139,600	130,454
TotalDeposits	150,443	152,028	138,728	127,619	124,420
Stockholders’ Equity	17,193	16,800	16,014	14,444	14,059

Income for theYear:
Total Interest Income	10,088	12,090	11,508	10,753	9,964
Total Interest Expnese	2,764	4,801	4,828	4,378	4,260
Net Interest Income	7,324	7,289	6,680	6,375	5,704
Provision for Loan Losses	534	700	100	22	90
Non-interest Income	805	707	769	699	989
Non-interest expense	5,753	5,540	5,316	5,028	4,712
Net Income	1,842	1,756	2,033	2,024	1,891

Per Share Data
Net Income	2.57	2.45	2.84	2.83	2.64
Stockholders’ Equity	23.73	23.43	22.34	20.14	19.61
Cash Dividends	1.53	1.50	1.44	1.34	1.18

Key Ratios
Net Income To:
Average Assets	1.06%	1.03%	1.36%	1.39%	1.43%
Average Stockholders’ Equity	10.37%	10.36%	13.36%	13.84%	13.99%
Average Stockholders’ Equity to Average Assets	10.25%	9.95%	10.15%	10.05%	10.22%

TABLE II – RATE ANALYSIS OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	2002			2001			2000
	Average Balance	Income (Expense)	Average Yield	Average Balance	Income (Expense)	Average Yield	Average Balance	Income (Expense)	Average Yield
EARNING ASSETS:
Loans
(Net of Reserves & Discounts:)
Commercial	$44,680	$3,103	6.94%	$46,696	$4,209	9.01%	$43,232	$3,955	9.15%
Real Estate	53,180	4,262	8.01%	52,514	4,376	8.33%	52,215	4,302	8.24%
Consumer	12,564	1,154	9.18%	14,079	1,397	9.92%	13,348	1,257	9.42%

Total Net Loans	110,424	8,519	7.71%	113,289	9,982	8.81%	108,795	9,514	8.74%

Investment Securities:
Taxable	0	0	0.00%	0	0	0.00%	0	0	0.00%
Available for Sale	40,988	1,364	3.33%	25,967	1,354	5.21%	28,887	1,886	6.53%

Total Investment Securities	40,988	1,364	3.33%	25,967	1,354	5.21%	28,887	1,886	6.53%

Federal Funds sold and Securities Purchased Under Option to resale	13,106	206	1.57%	20,540	754	3.67%	1,728	108	6.25%

Total Earnings Assets	$164,518	$10,089	6.13%	$159,796	$12,090	7.57%	$139,410	$11,508	8.25%

Interest Bearing Liabliities:
Savings and Interest Bearing Demand	$65,384	$584	0.89%	$57,807	$1,139	1.97%	$55,169	$1,329	2.41%
Time Deposits	60,861	2,024	3.33%	64,549	3,522	5.46%	59,505	3,430	5.76%
Federal Funds Purchased	2,910	157	5.39%	2,000	140	7.00%	1,052	69	6.56%

Total Interest Bearing Liabilities	$129,155	$2,765	2.14%	$124,356	$4,801	3.86%	$115,726	$4,828	4.17%

TABLE III. – VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

(In Thousands of Dollars)

				2002 VS 2001			2001 VS 2000
	Interest	Income	Expense	Increase	(Decrease)	Due To	Increase	(Decrease)	Due To
	2002	2001	2000	Volume	Change In Rate	Total	Volume	Change In Rate	Total
INTEREST INCOME ON EARNING ASSETS:
LOANS:
Commercial	$3,103	$4,209	$3,955	$(140)	$(966)	$(1,106)	$317	$(63)	$254
Real Estate	4,262	4,376	4,302	54	(168)	(114)	25	49	74
Consumer	1,154	1,397	1,257	(139)	(104)	(243)	69	71	140

Total Loans	8,519	9,982	9,514	(225)	(1,238)	(1,463)	411	57	468

SECURITIES
Held to Mtturiey	0
Taxable	0	0	0	0	0	0	0	0	0
Available for sale	1,364	1,354	1,886	500	490	10	(190)	(342)	532
TOTAL SECURITIES	1,364	1,354	1,886	500	490	10	(190)	(342)	532

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED:
Under Agreement to Resale	206	754	108	(117)	(431)	(548)	1,175	(529)	646

TOTAL INTEREST INCOME ON EARNING ASSETS	10,089	12,090	11,508	158	(2,159)	(2,001)	1,396	(814)	582

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Savings & Interest Bearing Demand Deposits	584	1,139	1,329	68	(623)	(555)	(63)	(127)	(190)
Time Deposits Repurchased	2,024	3,522	3,430	(123)	(1,375)	(1,498)	290	(198)	92
Purchased	157	140	69	49	(32)	17	62	9	71

TOTAL INTEREST EXPENSE ON INTEREST BEARING LIABILITIES	2,765	4,801	4,828	(6)	(2,030)	(2,036)	289	(316)	(27)

NET INTEREST INCOME	$7,324	$7,289	$6,680	$164	$(129)	$35	$1,107	$(498)	$609

LOAN PORTFOLIO

The loan portfolio of Logan county BancShares, Inc. and Subsidiary continues to represent the largest component of earning assets.  Loan activity has continued to increase due to the Bank’s emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 30.97% of the total loans due within one year.

TABLE IV – REMAINING MATURITIES OF LOANS AT DECEMBER 31, 2002

(In Thousands of dollars)

	Commercial, Financial and Agricultural	Real Estate Mortgages	Installments	Total
MATURITIES
Due Within OneYear	$19,029	$12,169	$2,234	33,432
Due One to Five Years	14,143	12,784	5,718	32,645
Due After Five Years	10,808	27,550	3,498	41,856

Total Loans	$43,980	$52,503	$11,450	$107,933

Due After One Year at Fixed Rate	$24,951	$40,334	$9,216	74,501
Due After One Year at Floating Rate	0	0	0	0

Total Loans Due After One Year	$24,951	$40,334	$9,216	$74,501

LOAN LOSSES AND CREDIT RISKS

The allowance for loan losses is established by charging expenses at an amount that will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses.  Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance.  The amount of the provision is based on pase loan loss experience, management’s evaluation of the loan portfolio under current economic conditions, and such other factors as in management’s best judgment deserve current recognition in estimating loan losses.  Tables V and VI represent a summary of loan loss experience for the years 2002, 2001, 2000, 1999, and 1998.

TABLE V – ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31
	2002	2001	2000	1999	1998
Amount of Loans Outstanding at End of Period	$107,933	$115,755	$112,939	$108,871	$94,402

Monthly Average Amount of Loans	$110,174	$113,289	$109,447	$101,197	$89,182

Balance of Allowance for Possible Loan Losses at Beginning of Period	$1,153	$702	$700	$701	$673

Loans Charged Off:
Commercial	$9	$32	$0	$0	$14
Real Estate	16	20	7	0	0
Consumer	73	205	99	29	51

Total Loans Charged Off	98	257	106	29	65

Recoveries of Loans Previously Charged Off:
Commercial	1	1	0	1	1
Real Estate	1	1	3	0	0
Consumer	28	6	5	4	2

Total Recoveries	30	8	8	5	3

Net Loans Charged Off:	68	249	98	24	62

Additions to Allowance:
Charged to Expense	534	700	100	23	90

Balance at End of Period	$1,619	$1,153	$702	$700	$701

Ratio of Net Charge-Offs During Period to Average Loans	0.062%	0.220%	0.089%	0.024%	0.069%

TABLE VI – ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998
	Allowance	% of Outstanding Loan Balance	Allowance	% of Outstanding Loan Balance	Allowance	% of Outstanding Loan Balance	Allowance	% of Outstanding Loan Balance	Allowance	% of Outstanding Loan Balance
Commercial	$854	1.94%	$749	1.52%	$464	0.98%	$464	1.03%	463	1.22%

Real Estate	623	1.19%	288	0.54%	163	0.31%	163	0.32%	163	0.35%

Consumer	142	1.24%	116	0.83%	75	5.50%	73	5.50%	75	0.67%

Total	$1,619	1.50%	$1,153	0.97%	$702	0.62%	$700	0.64%	$701	0.74%

CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS

Non-performing assets consist of (a) loans not accruing interest any longer due to doubts about future collectibility, (b) loans more than ninety days past due for the last principal or interest payment, and (c) other real estate owned by the Bank taken originally as loan collateral.  Table VII. provides a five-year summary of the components involved in non-performing assets as of year end.

Loans are determined to be non-accruing when it has been determined that the ability of the bank to collect the unpaid balance of such loans is highly unlikely due to the financial position of the borrower and general economic conditions.  The determination of such classification is made by bank management on a case-by-case basis for problem loans.  Generally, a review of each loan ninety days or more past due is made monthly and such loans deemed uncollectible become classified as non-accrual.

Loans are determined to be ninety days delinquent when such a period of time has elapsed since the last payment of principal or interest was made.  At such a time, consideration as to whether to classify the loan as non-accruing is made.  However, until such classification is made, interest will continue to be accrued.

Other real estate consists of real property that the Bank originally took as collateral for loans but has since acquired title to when the borrowers defaulted and the Bank bid on the property in question at public auction.

TABLE VII. – CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS

(In thousands of dollars)

	Year Ended December 31,
	2002	2001	2000	1999	1998

Commercial Loans	$43,980	$49,211	$47,526	$45,069	$37,938
Real Estate Loans	52,503	53,719	52,597	51,163	46,088
Consumer Loans	11,450	13,978	13,518	13,339	11,114

Subtotal	107,933	116,908	113,641	109,571	95,140
Less: Unearned Income	0	0	0	0	36
	107,933	116,908	113,641	109,571	95,104
Subtotal
Less: Reserve for Loan Losses	1,619	1,153	702	700	701

Net Loans	$106,314	$115,755	$112,939	$108,871	$94,403

Non-Performing Assets
Non-Accruing Loans	$1,706	$864	$426	$555	$509
Loans Past Due 90 Days	617	1,801	3,338	3,272	3,310
Other Real Estate Owned	196	227	200	358	94

Total Non-Performing Assets	$2,519	$2,892	$3,964	$4,185	$3,913

SECURITIES

The securities portfolio of Logan County BancShares, Inc. is the second largest area of resource allocation.  Investments provide liquidity and serve as a hedge off-setting the increased sensitivity of deposits caused by deregulation.  The Company has been shifting the concentration of the portfolio from held to maturity securities into more flexible, higher-yielding available for sale investments.

Securities include those classified as held to maturity and available for sale.  The change in securities in 2002 and 2001 amounted to 30% of the portfolio and represented allocation of funds due to lower loan demand.

All debt securities, that Logan County BancShares Subsidiary does not have the ability or management does not have the positive intent to hold to maturity, are classified as “securities available for sale” and are carried at market value.

TABLE VIII. – MATURITY DISTRIBUTION OF SECURITES AT DECEMBER 31, 2002

(In Thousands of Dollars)

December 31. 2001 Dollars in thousands	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Market Value

U.S. Government:
Available for Sale	$0	$3,972	$0	$0	$3,972	$4,075
Held to maturity	0	0	0	0	0	0

U.S. Federal Agency/and Equities
Available for sale	14,033	22,499	0	263	36,795	37,230
Held to maturity	0	0	0	0	0	0

Total Securities:
Available for sale	14,033	26,471	0	263	40,767	0
Held to maturity	0	0	0	0	0	0
TOTAL	$14,033	$26,471	$0	$263	$40,767	$41,305
	0
Percent of total	6.78%	44.07%	0.00%	0.00%	100.00%	100.00%

Weighted average yield	2.73%	3.35%	0.00%	3.25%	3.32%	3.28%

**  The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

OTHER INCOME

In 2002 and 2001, the bank adjusted to a slower growth pace and evaluated service fees on the various services rendered for customers.  As a result, the service fees increased by $29,000 and other fees by $75,000 in 2002 compared to 2001.  These fees decreased between 2001 and 2000.

Table IX – OTHER INCOME

(In Thousands of Dollars)

				Increase (Decrease)
				2002 Over 2001		2001 Over 2000
	2002	2001	2000	Amount	Percent	Amount	Percent
Service Fee	$657	$628	$669	$29	4.46%	$(41)	-6.53%

Other Fees	148	73	101	75	102.74%	(28)	-27.72%

Securities:
Gain (Loss)	0	6	0	(6)	-100.00%	6	100.00%

Total Other Income	$805	$707	$770	$98	13.86%	$(63)	-8.91%

TABLE X – OTHER EXPENSES

(In Thousands of Dollars)

				2002 Over 2001		2001 Over 2000
	2002	2001	2000	Amount	Percent	Amount	Percent
Salaries and Benefits	$2,322	$2,217	$2,148	$105	4.74%	$69	3.21%
Taxes	130	85	70	45	52.94%	15	21.14%
Depreciation	273	270	273	3	1.12%	3	1.10%
Repairs and Maintenance	230	223	179	7	3.14%	44	24.58%
Fees Paid to Directors	80	80	79	0	0.00%	1	1.27%
Equipment Rental	43	41	41	2	4.88%	0	0.00%
FDIC & Fidelity Insurance	110	113	99	(3)	-2.64%	14	14.14%
Data Processing	533	514	475	19	3.67%	39	8.21%
Bank Stationery	143	163	119	(20)	-12.27%	44	36.97%
Bank Operating Expenses	825	925	702	(100)	-10.81%	223	31.17%

TOTAL	$4,689	$4,631	$4,185	$58	1.25%	$446	10.65%

OTHER EXPENSES

In 2002 the other expenses grew by $58,000 or only 1.25% over 2001.  This small increase was primarily in salaries, benefits and taxes all relating to normal increases in these areas.  These were affected by decreases in operating expenses and bank supplies.

During 2001 the other expenses grew by $446,000 or 10.66% over 2000.  The increase is directly related to the overall growth of the bank and its customer base.  A large portion of the increase were, salaries and wages of $69,000., repair and maintenance of $44,000., data processing cost of $39,000, and stationery and supplies of $44,000. all due to increase customer activity.  Bank operating expense increased by $223,000 due to donations of real estate to a non-profit group of $170,000.

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

EARNINGS AND DIVIDENDS

As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders.  In 2002 the trend of recent years continued.  Net income per share grew by 4.9% and dividends to shareholders by 2.0%.  The company maintained a strong capital position by increasing stockholders’ equity by 2.34%.  During 2001 the company grew 3.10% in terms of asset and stockholder’s equity and increased by 10.70%, along with increases of .44% in net income and 3.44% increase in the dividend payout ratio.  These positive indicators reflect the overall growth in size, service area and customer base.

TABLE XI. – THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS

	Per Share			Percent Change Over Prior Years
	Dividend Payout	Net Income	Dividends	Net Income	Dividends	Total Assets	Equity
1999	47.35%	$2.83	$1.34	7.17%	13.56%	9.67%	2.74%
2000	50.79%	$2.84	$1.44	0.44%	7.46%	3.10%	10.70%
2001	61.12%	$2.45	$1.50	-13.73%	4.17%	8.96%	4.91%
2002	59.56%	$2.57	$1.53	4.90%	2.00%	0.91%	2.34%

EARNING ASSETS

Table XII represents analysis of average earning assets and interest-bearing liabilities for the years ended December 31, 2002, 2001, and 2000.

In the period presented, average-earning assets grew by $4,722,000 in 2002, $20,386,000 in 2001, and $2,578,000 in 2000  This growth represented increases of 2.95% in 2002, 14.62% in 2001, and 1.88% in 2000.  The loan portfolio is the major component of earning assets which declined by $2,865,000 in 2002 after growing by $4,494,000 or 4.13% in 2001 and $6,880,000 or 6.65% in 2000.  The company also allocated to the investment portfolio a portion of the growth to maintain liquidy and fund future loan requirements.

INTEREST BEARING LIABILITIES

Interest bearing liabilities include interest bearing demand deposits, savings accounts, time deposits and borrowed funds.  These are the prime sources of funds for Logan County BancShares, Inc. subsidiary to support earning assets.  Total average interest bearing liabilities increased $4,799,000 or 3.86% in 2002, $8,630,000 or 7.46$ in 2001, and $3,612,000 or 3.22% in 2000.  In all years the Company has maintained a stable net interest margin while experiencing growth in the underlying deposits.  The Company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

TABLE XII – ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	Year Ended 12/31/02			Year Ended 12/31/01			Year Ended 12/13/00
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
EARNING ASSETS:
LOANS:
Commercial	$44,680	$3,103	6.94%	$46,696	$4,209	9.01%	$43,232	$3,955	9.15%
Real Estate	53,180	4,262	8.01%	52,514	4,376	8.33%	52,215	4,302	8.24%
Consumer	12,564	1,154	9.18%	14,079	1,397	9.92%	13,348	1,257	9.42%

Total Loans	$110,424	$8,519	7.71%	$113,289	$9,982	8.81%	$108,795	$9,514	8.74%

INVESTMENT SECURITIES
Held to Maturity	0	0	0.00%	0	0	0.00%	0	0	0.00%
Available for Sale	40,988	1,364	3.32%	25,967	1,354	5.21%	28,887	1,886	6.53%

Total Securities	40,988	1,364	3.32%	25,967	1,354	5.21%	28,887	1,886	6.53%

FEDERAL FUNDS SOLD	13,106	206	1.57%	20,540	754	3.67%	1,728	108	6.25%

TOTAL EARNING ASSETS	$164,518	$10,089	6.13%	$159,796	$12,090	7.57%	$139,410	$11,508	8.25%

NON-EARNING ASSETS:
Cash and Due From Banks	5,187			5,027			4,467
Bank Premises	3,337			3,561			3,765
Other Assets	408			1,997			2,373

TOTAL NON-EARNING ASSETS	$8,932			$10,585			$10,605

TOTAL ASSETS	$173,450			$170,381			$150,015

TABLE XII – ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	Year Ended 12/31/02			Year Ended 12/31/01			Year Ended 12/13/00
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

INTEREST BEARING LIABILITIES:
DDA	$65,384	$584	0.89%	$57,807	$1,139	1.97%	$55,169	$1,329	2.41%
Time Deposits	60,861	2,024	3.33%	64,549	3,522	5.46%	59,505	3,430	5.76%
Federal Funds Purchased	2,910	157	5.39%	2,000	140	7.00%	1,052	69	6.56%

Total Interest Bearing Liabilities	$129,155	$2,765	2.14%	$124,356	$4,801	3.86%	$115,726	$4,828	4.17%

NON-INTEREST BEARING LIABILITIES AND CAPITAL

Demand Deposits	25,559			28,052			18,587
Accrued Expenses	966			1,023			470
Capital	17,770			16,950			15,232

Total Non-Interest Bearing Liabilities and Capital	44,295			46,025			34,289

Total Liabilities and Stockholders’ Equity	$173,450			$170,381			$150,015

NET INTEREST MARGIN	$164,518	$7,324	4.45%	$159,796	$7,289	4.56%	$134,410	$6,680	4.97%

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

The negative gap position as presented in the following table for maturities of one year or less is offset by the substantial positive gap position for maturities greater that one year.  The earnings of Logan County BancShares, Inc. are sufficient to withstand the short-term negative gap position.  Should a large fluctuation occur, increasing the costs of funds, management would consider increasing service charges and non-interest fees which management determines the market would bear in order to negate increased rate costs.  An additional response, at the option of management, would be liquidation of certain long-term investments, and conversion of those funds into short-term securities.

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

TABLE XIII – INTEREST RATE SENSITIVITY ANALYSIS

(In Thousands of dollars)

	0 - 90	91-180	181-365	Total One Year	Over One year	Total
Earning Assets
Loans	$6,557	$5,576	$21,299	$33,432	$74,501	$107,933
Investments	4,003	2,021	8,009	14,033	26,734	40,767
Fed. Funds Sold	11,370	0	0	11,370	0	11,370

Total Earning Assets	21,930	7,597	29,308	58,835	101,235	160,070

Interest Bearing Liabilities:
Demand Deposits	21,851	0	0	21,851	0	21,851
Savings	12,653	10,062	22,149	44,864	0	44,864
CD’s of $100,000 and Over	2,730	2,604	4,251	9,585	7,282	16,867
Other Time	5,413	6,338	11,093	22,844	13,537	36,381

Total Interest Bearing Liability	42,647	19,004	37,493	99,144	20,819	119,963

Interest Sensitivity Gap	$(20,717)	$(11,407)	$(8,185)	$(40,309)	$80,416	$40,107

Cumulative Gap	$(20,717)	$32,124	$(40,309)	$(40,309)	$40,107	$40,107

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	51.14%	47.89%	59.34%	59.34%	133.43%	133.43%

TABLE XIV – AVERAGE BALANCE SHEET

(In Thousands of Dollars)

	2002	2001	2000	1999	1998
ASSETS:
Cash & Due from Banks	$5,187	$5,027	$4,467	$4,400	$4,168

Investment Securities:
Available for Sale	40,988	25,967	28,887	29,045	18,763
Held to Maturity	0	0	0	1,080	3,245

Total Investments	40,988	25,967	28,887	30,125	22,008

Federal Funds Sold	13,106	20,540	1,728	4,792	13,203
Loans
Real Estates	53,180	52,514	52,215	49,235	43,454
Installment	12,564	14,079	13,348	12,212	10,459
Commercial & Other	44,680	46,696	43,884	40,468	36,041
	110,424	113,289	109,447	101,915	89,954
Less: Unearned Discount	0	0	0	0	65
	110,424	113,289	109,447	101,915	89,889
Allowance For Loan Losses	(1,250)	(788)	(652)	(718)	(707)

Net Loans	109,174	112,501	108,795	101,197	89,182

Banking Premises	3,337	3,561	3,765	2,824	2,113
Accrued Interest and Other Assets	1,658	2,785	2,373	2,136	1,608
TOTAL ASSETS	$173,450	$170,381	$150,015	$145,474	$132,282

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand Deposits	$48,419	$48,524	$40,135	$39,585	$35,332
Savings Deposits	42,524	37,335	33,621	31,413	30,054
Time Deposits	60,861	64,549	59,505	58,167	52,055

Total Deposits	151,804	150,408	133,261	129,165	117,441

Federal Funds Purchased	2,910	2,000	1,052	834	0
Other Liabilities	966	1,023	470	851	1,014

TOTAL LIABILITIES	155,680	153,431	134,783	130,850	118,455

STOCKHOLDERS’ EQUITY	17,770	16,950	15,232	15,624	13,827

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$173,450	$170,381	$150,015	$146,474	$132,282

ITEM – 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Management’s Report on Financial Statements

Report of Independent Certified Public Accountants

Financial Statements:

Logan County BancShares, Inc. and Subsidiary:

Consolidated Statement of Condition as of December 31, 2002 and 2001

Consolidated Statement of Income as of December 31, 2002, 2001 and 2000

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

To Our Shareholders, Customers and Friends:

We are proud to present the 2002 annual report of Logan County BancShares, Inc. and its Subsidiary, Logan Bank and Trust Company.  Even though 2002 saw the economy continuing its downturn, we were positioned to show a continued earnings growth.  Net income for 2002 was $1,841,832 compared to $1,755,621. for 2001.  Earnings per common share totaled $2.57 in 2002 versus $2.45 in 2001.  This growth was largely from cost containment and proper asset liability management.  All of this in a year when loan demand was slower due to economic conditions, and low interest rates causing a squeeze on the net interest margins. The return on average assets of 1.06% and return on equity of 10.37% are excellent returns of capital in today’s financial markets.

2002 presented our team with some challenges not seen in decades.  We were faced with a continuingly weakened economy in the country in general and in southern West Virginia in particular.  However, our commitment to the area did not waiver, nor did our principle of making sound and prudent investments.  By continuously updating our financial models to position the Bank to anticipate the fluctuations in the ever-changing economy of today’s world we were able to move with the market – not respond to it, but actually move with it.  We are pleased to report we were successful:  dividends to shareholders were up in 2002, loan loss provision was increased and we continued to show a stable earning stream.  Not a small feat in the current market situation.  Management’s effort this past year were concentrated in improving asset quality and providing services to the communities in three areas:  (1) affordable home loans, (2) innovative business lending and (3) meeting the customers needs for financial services.  Our management realizes the continued success of our Holding Company has a direct correlation to the faith our customers have in our ability to provide that “hometown bank” feel and continue to provide our special “personal touch”; the one they have come to expect, while continuing to provide sound financial products.

Our employees have continued to be a familiar sight in local organizations, schools and churches.  Their support and commitment to the local communities is inspiring in today’s world; embracing not only the challenges in today’s market, but the opportunities to make our world a better place.

We again want to express our sincere thanks to our employees for their commitment, to our shareholders for their support, to our directors for their leadership and for the confidence of our customers.  We are firm in our continued commitment to our markets and look forward to facing any new challenges as your only locally owned bank in the Southern West Virginia tradition of giving our best to the best!

Respectively,

Harvey H. Oakley	Eddie Canterbury
Chairman/President	Executive Vice-President/CEO

[LETTERHEAD OF McNEAL, WILLIAMSON & CO.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 2002, and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial  statements.  An  audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 2002, and 2001, and the consolidated results of its operations and  cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ McNeal, Williamson & Co.
Logan, West Virginia
February 26, 2003

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Condition

December 31, 2002 and 2001

ASSETS

	2002	2001

CASH AND DUE FROM BANKS	$5,967,423	$7,072,209

INVESTMENT SECURITIES:
Available for sale	41,305,138	36,355,332
Held to maturity	0	0

Total Investment Securities	41,305,138	36,355,332

FEDERAL FUNDS SOLD	11,370,000	7,150,000

LOANS:
Mortgage Loans	52,502,944	53,718,980
Installment Loans	11,449,826	13,977,895
Commercial and Other Loans	43,979,821	49,210,538

Total Loans	107,932,591	116,907,413

Less: Unearned Interest	0	0
Reserve for Loan Losses	1,618,632	1,152,777

Net Loans	106,313,959	115,754,636

BANK PREMISES AND EQUIPMENT	3,217,324	3,383,539

INTEREST RECEIVABLE	811,373	973,167

OTHER ASSETS	713,556	738,933

TOTAL ASSETS	$169,698,773	$171,427,816

The accompanying notes are an integral part of these consolidated financial statements

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Condition

December 31, 2002 and 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2002	2001

DEPOSITS
Non-Interest Bearing	$25,076,180	$27,571,238
Interest Bearing	21,851,348	21,370,908
Savings Deposits	44,864,222	39,803,797
Time Certificates	58,651,287	63,282,186

Total Deposits	150,443,037	152,028,129

REPURCHASED AGREEMENTS	1,000,000	2,000,000

ACCRUED AND OTHER LIABILITIES	1,046,326	617,322

FEDERAL INCOME TAXES PAYABLE:
Current	(9,878)	(17,765)
Deferred	26,687	—

TOTAL LIABILITIES	152,506,172	154,627,686

STOCKHOLDERS’ EQUITY:
Common Stock - $1.67 par value; Authorized - 780,000 shares, Outstanding - 703,991 shares in 2002 and 716,991 in 2001	1,300,000	1,300,000
Surplus	2,408,426	2,408,426
Retained Earnings	14,630,049	13,916,868
Net unrealized amortization on securities available for sale	260,324	35,034
Treasury Stock	(1,406,198)	(860,198)

TOTAL STOCKHOLDERS’ EQUITY	17,192,601	16,800,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,698,773	$171,427,816

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Income

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

INTEREST INCOME
Loans, Including fees	$8,518,297	$9,981,814	$9,513,879

Investment Securities:
Available for Sale	1,363,725	1,354,163	1,885,787
Held to Maturity	0	0	0

FEDERAL FUNDS SOLD	205,786	753,745	108,011
Total Interest Income	10,087,808	12,089,722	11,507,677

INTEREST EXPENSE:

Deposits	2,607,604	4,661,023	4,758,575
Other Borrowings	156,508	140,000	68,950

Total Interest Expense	2,764,112	4,801,023	4,827,525

NET INTEREST INCOME	7,323,696	7,288,699	6,680,152

PROVISION FOR LOAN LOSSES	533,819	700,000	100,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,789,877	6,588,699	6,580,152

OTHER INCOME:
Service Fees	656,160	628,220	668,719
Other	148,407	72,694	100,516
Securities Gains (Losses)	0	6,248	0
	804,567	707,162	769,235

OTHER EXPENSES:
Salaries and Benefits	$2,321,908	$2,216,849	$2,147,995
Taxes Other Than Payroll & Income	129,951	84,970	69,879
Depreciation	273,928	269,956	273,478
Repairs and Maintenance	230,105	222,734	178,994
Feed Paid to Directors	80,125	79,950	78,850
Equipment Rental	42,739	41,384	40,963
FDIC & Fidelity Insurance	109,544	112,347	98,603
Data Processing	532,884	513,965	475,161
Bank Stationery and Printing	142,992	162,939	119,180
Professional Fees	113,925	86,235	71,273
Other Operating Expenses	710,734	839,321	631,022
	$4,688,835	$4,630,650	$4,185,398

INCOME BEFORE TAXES	2,905,609	2,665,211	3,163,989

INCOME TAXES:
Current	1,194,397	1,123,259	1,132,515
Deferred	(130,620)	(213,669)	(1,247)
NET INCOME	$1,841,832	$1,755,621	$2,032,721

NET INTEREST INCOME AFTER PER SHARE OF COMMON STOCK:
NET INCOME	$2.57	$2.45	$2.84

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For The Years Ended December 31, 2002, 2001, and 2000

	COMMON STOCK	SURPLUS	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME, NET	TOTAL

Balance - December 31, 1999	$1,300,000	$2,408,426	$12,236,479	$(860,198)	$(641,014)	$14,443,693

Comprehensive Income
Net Income - 2000			2,032,721			2,032,721
Net unrealized gain on securities available for Sale					570,269	570,269

Total Comprehensive income			2,032,721		570,269	2,602,990

Dividends on 716,991 shares of Common Stock @ $1.44			(1,032,467)			(1,032,467)

Balance - December 31, 2000	1,300,000	2,408,426	13,236,733	(860,198)	(70,745)	16,014,216

Comprehensive Income
Net Income - 2001			1,755,621			1,755,621
Net unrealized gain on securities available for Sale					105,779	105,779

Total Comprehensive income			1,755,621		105,779	1,861,400

Dividends on 716,991 shares of Common Stock @ $1.50			(1,075,487)			(1,075,487)

Balance - December 31, 2001	1,300,000	2,408,426	13,916,868	(860,198)	35,034	16,800,129

Correction of Error			(31,416)			(31,416)

Comprehensive Income
Net Income - 2002			1,841,833			1,841,833
Net unrealized gain on securities available for Sale					225,290	225,290

Total Comprehensive income			1,841,833		225,290	2,067,123

Purchased 13,000 shares @ $42.00/share				(546,000)
Dividends on 716,991 shares of Common Stock @ $1.53			(1,096,996)

Balance - December 31, 2002	$1,300,000	$2,408,426	$14,630,289	$(1,406,198)	$260,324	$17,192,841

The accompanying notes are an integral part of these consolidated financial statements

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Change in Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,841,833	$1,755,621	$2,032,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	273,928	269,956	277,506
Provision For Loan Losses	533,819	700,000	100,000
Provision for Deferred Taxes	(130,620)	(213,669)	(1,247)
(Gain) Loss on Sale of Securities	0	(6,248)	0
Premium Amortization and Accretion on Investment Securities	66,565	(3,356)	(5,060)
Increases (Decreases) in Income Taxes Payable	7,887	(35,561)	35,373
(Increases) Decreases in Interest Receivable and other Assets	196,970	503,222	32,608
Increases (Decreases) in Interest Payable and Other Liabilities	373,122	(44,715)	(119,149)
Market Value Adjustment Amortization	—	4,028	4,028

Net Cash Provided by Operating Activities	3,163,504	2,929,278	2,356,330

CASH FLOWS FROM INVESTING ACTIVTIES:
Proceeds from Sale of Investment Sec:
Available for Sale	19,925,000	8,006,248	0
Held to Maturity	0	0	0
Proceeds from Maturities of Inv. Sec:
Available for Sale	0	41,000,000	7,400,000
Held to Maturity	0	0	0
Purchase of Investment Securities:
Available for Sale	(24,612,311)	(55,583,423)	(5,943,619)
Held to Maturity	0	0	0
Net (Increases) Decreases Federal Funds Sold	(4,220,000)	(2,870,000)	(4,280,000)
Net (Increases) Decreases Commercial Loans	5,230,717	(1,684,868)	(2,555,021)
Net (Increases) Decreases Real Estate Loans	1,216,036	(1,122,206)	(1,434,191)
Net (Increases) Decreases Insallment Loans	2,528,069	(459,727)	(178,648)
Purchase of Bank Premises and Equipment	(107,713)	(59,493)	(93,479)

Net Cash Used by Investing Actvities	(40,202)	(12,773,469)	(7,084,958)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increases (Decreases) in Demand Deposits	$(2,014,618)	$6,163,724	$4,447,940
Net Increases (Decreases) in Savings Deposits	5,060,425	7,516,489	1,263,647
Net Increases (Decreases) in Time Deposits	(4,630,899)	(374,873)	5,392,497
Net Increases (Decreases) in Repurchased Agreements	(1,000,000)	0	(7,840,000)
Purchase of Treasury Stock at Cost	(546,000)	0	0
Dividends Paid	(1,096,996)	(1,075,487)	(1,032,437)

Net Cash Provided by Financing Activities	$(4,228,088)	$12,229,853	$2,231,647

Net Increase (Decrease) in Cash and Cash Equivalents	(1,104,786)	2,385,662	(2,496,977)

Cash and Cash Equivalents at Beginning of Year	7,072,209	4,686,547	7,183,524

Cash and Cash Equivalents at End of Year	$5,967,423	$7,072,209	$4,686,547

Supplemental Disclosures of Cash Flow Infrmation Cash Paid for:

Interest	$2,836,084	$4,876,027	$4,762,739
Income Taxes	$1,186,510	$1,118,983	$1,117,740

The accompanying notes are an integral part of these financial statements.

Logan County BancShares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

1.               Summary of Significant Accounting Policies:

A.           Basis of Consolidation:

The Consolidated Financial Statements of Logan County BancShares, Inc. and its subsidiary include the accounts of Logan County BancShares, Inc. a bank holding company and its wholly owned subsidiary, Logan Bank & Trust Company.  As further discussed in Note 13, the Company’s subsidiary was merged into Logan Bank & Trust Company on May 28, 1996.  The merger was accounted for under the pooling of Interest Method of accounting and no restatement was necessary.  All material intercompany balances and transactions have been eliminated in consolidation.

B.             Nature of Operations:

The Bank operates under Federal charter, and provides full banking services.  As a Federal bank, the Bank is subject to regulation by the Federal Reserve System and the Federal Deposit Insurance Corporation.

C.             Estimates in the Financial Statements:

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

D.            Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

E.              Investment Securities:

The Banks’ Investment Securities are classified in two categories and accounted for as follows:

Securities Available for Sale:  Securities available for sale consist of bands, notes, debentures, and certain equity securities not classified as securities held to maturity.  These securities are carried at their fair value.  Unrealized gains and (losses), net of tax, are reported as a net amount in a separate component of Shareholders’ Equity until realized.

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

F.              Loans:

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans in a non-accrual income status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the Borrowers’ financial condition is such that collection of interest is doubtful.  When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

The reserve for loan losses is established through a provision for loan losses charged to expense.  The reserve is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay.  Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely.

The allowance for loan losses on impaired loans is determined using the present value of estimated future cash flows of the loan, discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  A loan is considered to be impaired when it is probable all principal and interest amounts will not be collected according to the loan contract.  The entire change in present value of expected cash flows is reported as provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

Certain loan origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

G.             Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less accumulated depreciation.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment are capitalized.  Depreciation is provided over the estimated useful lives of the assets as follows:

	Methods	Range of Lives

Banking House	S/L, CRS	10 - 40 years

Furniture, Fixtures and Equipment	S/L,DDB, ACRS	3 - 20 years

H.            Real Estate Acquired Through Foreclosure:

Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property of its fair value.  The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged to operating expenses.

I.                 Income Taxes:

The Company and its subsidiary file a consolidated federal income tax return.  The Subsidiary is charged or credited an amount equal to the income tax that would have been applicable on a separate return basis.

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

J.                Per Share Information:

Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock that would be assumed outstanding under the treasury-stock method.

K.            Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.  The accounting standard that requires reporting comprehensive income first applies for 2000, with prior information restated to be comparable.

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

2.               Investment Securities:

The carrying amounts of investment in securities as shown in the consolidated balance sheets of the bank and their approximate full values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

VALUES FOR THE YEAR ENDED DECEMBER 31, 2002:

Securities Available for Sale
Federal Agency Securities	$36,532,502	$284,636	$18	$36,817,120
U.S. Treasury Securities	3,971,774	$103,226	0	4,075,000
Tax Exempt Federal Reserve Stock	81,000	$0	81,000
Equity Securities	263,152	$68,866	0	332,018
	$40,848,428	$456,728	$18	$41,305,138

VALUES FOR THE YEAR ENDED DECEMBER 31, 2001

Securities Available for Sale
U.S. Treasury Securities	$3,490,661	0	1,131	$3,489,530
Federal Agency Securities	32,553,208	62,594	0	32,615,802
Equity Securities	250,000	0	0	250,000
	$36,293,869	$62,594	$1,131	$36,355,332

Federal Reserve Bank stock is an equity security which is included in securities available for sale in the accompanying consolidated financial statement.  Such securities are carried at cost, since they may only be sold back to the issuer or another member at par value.

The proceeds from sales, calls and maturities of securities, and the related gross gain and losses realized are as follows:

	Proceeds From		Gross Realized
Year Ended December 31,	Sales	Calls and Maturities	Gain	Losses

2002 Available for Sale	$0	$19,925,000	$0	$0

2001 Available for Sale	$0	$49,006,248	$6,248	$0

2000 Available for Sale	$0	$7,400,000	$0	$0

The par value of securities pledged to secure public deposits and for other purposes amounted to $26,056,196 in 2002 and $14,598,233 in 2001.

The amortized cost and estimated market value of investment in debt securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

	Securities to be Held to Maturity		Securities Available For Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one yr or less	$0	$0	$13,032,878	$13,116,620

Due from one yr to five yrs	$0	$0	$27,471,398	$27,775,500

Due from five yrs to ten yrs	$0	$0	$0	$0

Due after ten yrs	$0	$0	$0	$0

Equity Securities	$0	$0	$344,152	$413,018
	$0	$0	$40,848,428	$41,305,138

3.               Restriction on Cash, Due from Banks and contingent Liabilities:

The Bank is required to maintain average balances with the Federal Reserve Bank.  The average required reserve balances were $1,131,000 and $1,383,000 for 2002 and 2001 respectively.  The Bank has various claims and suits pending at December 31, 2002 arising in the ordinary course of its business.  It is the opinion of management and legal counsel that such litigation will not materially affect the Bank’s financial position or earnings.

4.               Loans:

Major classifications of loans at December 31, 2002 and 2000 are as follows:

	2002	2001

Mortgage Loans	$52,502,944	$53,718,980
Installment Loans	11,449,826	13,977,895
Commercial and Other Loans	43,979,821	49,210,538
	107,932,591	116,907,413
Less: Reserve for Loan Loss	1,618,632	1,152,777
	106,313,959	115,754,636

Loans on which accrual of interest has been discontinued or reduced, amounted to $1,705,845 and $796,477 at December 31, 2002 and 2001 respectively.  Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $89,407 and $55,753 for the two years.

The Company’s recorded investment in impaired loans was approximately $1,058,478 at December 31, 2002 and $923,483 at December 31, 2001.  Of that amount in 2002, $854,889 represents loans for which an allowance for loan losses, amounting to $504,554, has been established under SFAS 114.  The average recorded investment in impaired loans was approximately $992,980 for 2002 and $990,550 for 2001.  Interest income recognized on impaired loans was approximately $50,741 for the year ended December 31, 2002.

Reserve for Loan Losses:

Transactions in the reserve for loan losses for the years were as follows:

	2002	2001	2000

Balance at Beginning of Year	$1,152,777	$702,008	$700,553
Provision Charged to Operating Expenses	533,818	700,000	100,000
Recoveries credited to Reserve	29,565	7,890	7,125
Losses Charged to Reserve	(97,529)	(257,121)	(105,670)

Balance at End of Year	$1,618,631	$1,152,777	$702,008

The balance of the reserve for loan losses for income tax purposes was $281,723. at December 31, 2002 and 2001.

Certain directors and executive officers of the Bank and companies in which they have beneficial ownership, were loan customers of the Bank during 2002 and 2001.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and interest rates.  An analysis of the 2002 activity with respect to all director and executive officer loans is as follows:

Balance 2001	New Loans 2002	Loan Payments 2002	Balance 2002

$3,057,006	$2,742,081	$2,612,029	$3,187,058

5.               Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:

	2002	2001

Land	$949,972	$949,972
Banking House	3,277,794	3,183,011
Furniture, Fixtures and Equipment	2,445,398	2,432,565
	6,673,164	6,565,548
Less: Accumulated Depreciation	3,455,840	3,182,009

Bank Premises and Equipment	$3,217,324	$3,383,539

Depreciation expense amounted to $273,928, $269,956, and $277,506 in 2002, 2001 and 2000 respectively.  Expenditures for maintenance and repairs are charged against operations as incurred.

6.               Operating Lease Commitments:

The Company has entered into lease agreements for certain premises at three of its facility locations.  Future minimum lease payments under the leases during the five years subsequent to December 31, 2002 are as follows:

Year	Amount

2003	$21,400
2004	$21,400
2005	$21,400
2006	$21,400
2007	$21,400

7.               Deposits:

The following is a summary of interest bearing deposits by type as of December 31, 2002 and 2001:

	2002	2001

NOW and Super NOW accounts	$17,356,352	$16,976,091
Money market accounts	$4,494,996	$4,394,817
Savings accounts	$44,864,222	$39,803,796
Regular certificates of deposit	$53,256,894	$58,197,285
Individual retirement accounts and other time deposits	$5,394,393	$5,084,901

Total	$125,366,857	$124,456,890

Time certificates of deposit in denominations of $100,000 or more totaled $16,886,987 and $19,815,003 at December 31, 2002 and 2001.  Interest paid on all time certificates totaled $2,024,089, $3,662,286 and $3,429,508 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2002:

	Amount	Percent

Three months or less	$0	0.0%
Three through six months	$842,136	4.9%
Six through twelve months	$3,004,194	17.8%
Over twelve months	$13,020,657	77.3%

Total	$16,866,987	100.0%

At December 31, 2002, the scheduled maturities of time are as follows:

2003	$17,304,535
2004	$16,786,257
2005	$6,813,298
2006	$6,473,589
2007 and over	$5,879,215

$53,256,894

8.               Purchased Agreements:

At December 31, the balance of securities sold under repurchase agreements amounted to $1,000,000.  The following table summarizes the information on the repurchase agreements:

	2002	2001

Average balance for the year	$2,910,324	$2,000,000
Average interest rate	5.377%	7.000%
Maximun month end balance	$3,000,000	$2,000,000

9.               Federal Income Taxes:

The Provisions for Federal income taxes for the years ended December 31, 2002, 2001, and 2000 were less than the respective amounts that would result from applying the statutory Federal and State Income Tax rates, due primarily to the Banks’ investment income and expense accruals.

A reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent

Tax Expense at Statutory Rate	$987,907	34.00%	$907,953	34.00%	$1,044,203	34.00%
State income tax net of tax benefits	112,647	3.87%	78,724	3.89%	92,802	3.02%
	1,100,554	37.87%	986,677	37.89%	1,137,005	37.02%

Security Transactions	(13,357)	-0.46%	0	0.00%	—	0.00%
Loan Loss Provision	176,512	6.07%	153,262	5.74%	(1,457)	-0.05%
Pension Accruals	4,443	0.15%	4,443	0.17%	4,338	0.14%
Other	(73,755)	-2.54%	(21,123)	-0.79%	(7,371)	-0.24%
Deferred Income Tax	(130,620)	-4.48%	(213,669)	-8.00%	(1,247)	0.04%
	1,063,777	36.61%	909,590	35.01%	1,131,268	36.91%

The tax effect of significant temporary differences, which comprise non-current, deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001

Assets:
Market Value Allowance	$—	$24,897
Reserve for Loan Loss	588,240	374,553

Gross Deferred Tax Asset	588,240	399,450

Liablities:
Property and Equipment	175,141	116,971
Allowance for Investment	166,773	54,492

Total Liabilities	341,914	171,463

Net Deferred Tax Asset	$246,326	$227,987

10.   Employee Benefit Plans:

During 1997, the Company terminated the qualified defined benefit pension plan.  The Company’s subsidiary adopted a qualified profit sharing and 401K employee benefit plan covering substantially all employees.  The contributions to the plans are at the discretion of the plan’s advisory board and amounted to $121,121 in 2002 and $125,165 in 2001.

11.   Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk:

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates of other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for these commitments is represented by the contractual amount.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The total amounts of Off-Balance-Sheet financial instruments with credit risk are As follows:

	December 31,
	2002	2001
Loan commitments	$11,061,000	$10,281,000
Standby letters of credit	$802,000	$990,000

The Bank subsidiary grants retail, commercial and commercial real estate  loans to customers located throughout West Virginia and Eastern Kentucky.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of the customer.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-production commercial properties.  Although the Bank has a diversified loan portfolio, a substantial portion of the debtors’ ability to honor their contracts is dependent upon the economic conditions in each loan’s respective location.

12.   Regulatory Matters

The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines which define the adequacy   of the capital levels of regulated institutions.  These risk based capital   guidelines require minimum levels of capital based upon the risk rating of assets   and certain off-balance-sheet items.  Assets and off-balance-sheet items are assigned regulatory risk-weights ranging from 0% to 100% depending on their level of credit risk.  The guidelines classify capital in two tiers, Tier I and Tier II, the sum of which is total capital.  Tier I capital is essentially common equity less intangible assets.  Tier II capital is essentially qualifying long-term debt and a portion of the reserve for loan losses.

The Company’s and Bank’s actual capital amounts and ratios are presented below in thousands of dollars:

			For Capital Adequacy Purposes		To Be Well Capitalized
	Amt.	Ratio	Amt.	Ratio	Amt.	Ratio
As of December 31, 2002

Total Capital (to Risk Weighted Assets)	17,193	17.61%	7,809	8.00%	9,761	10.00%
Tier I Capital (to Risk Weighted Assets)	16,943	17.36%	3,904	4.00%	5,857	6.00%
Tier I Capital (to Risk Average Assets)	16,948	9.79%	6,924	4.00%	4,881	5.00%

As of December 31, 2001
Total Capital (to Risk Weighted Assets)	16,800	16.21%	8,290	8.00%	10,362	10.00%
Tier I Capital (to Risk Weighted Assets)	16,147	15.04%	4,295	4.00%	6,442	6.00%
Tier I Capital (to Risk Average Assets)	16,147	10.31%	6,265	4.00%	7,831	5.00%

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above.  During 2002, the Bank could, without prior approval, declare dividends of approximately $1,891,306 plus any 2003 net profits returned to the date of the dividend declaration.

13.   Disclosures about Fair Value of Financial Instruments

The following methods are assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

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

The fair values of the Company’s financial instruments at December 31, 2002 are as follows:

	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$5,967,423	$5,967,423
Investmet scurities	41,305,138	41,305,138
Federal funds sold	11,370,000	11,370,000
Loans	107,932,591	109,106,568
Interest receivable	811,373	811,373
	$167,386,525	$168,560,502

Financial liabilities:
Deposits	$150,443,037	$151,823,589

14.   Stockholders’ Equity :

On June 16, 1999, the Board of Directors declared a stock dividend of three shares of common stock for each two shares of common stock outstanding.  All related financial information including earnings per share gives retroactive effect to issurance of this stock dividend.  This results in a total authorized common stock of 780,000 shares and 716,991 shares outstanding.  In December 2002, the company purchased 13,000 shares of treasury stock.  This resulted in 703,991 outstanding in 2002 and 716,991 in 2001.

15.   Parent Only Condensed Financial Information:

	December 31,
	2002	2001	2000
Condensed Balance Sheet:

Assets:
Cash	$369,744	$420,887	$360,466
Other Assets	378,886	268,295	254,875
Investment In Subsidiary	16,869,078	16,510,065	15,692,172

	$17,617,708	$17,199,247	$16,307,513

Liabilities and Equity:
Accrued Liablities	$425,107	$399,117	$293,297
Common Stock	1,300,000	1,300,000	1,300,000
Surplus	2,408,426	2,408,426	2,408,426
Retained Earnings	14,890,373	13,951,902	13,165,988
Treasury Stock	(1,406,198)	(860,198)	(860,198)

	$17,617,708	$17,199,247	$16,307,513

Condensed Statement of Income:
Equity in Net Earnings of Subsdiary	$1,852,880	$1,787,359	$2,062,681
Other Income	67,285	8,208	7,203
Operating Expenses	78,332	39,946	37,163

Net Income	$1,841,833	$1,755,621	$2,032,721

	December 31,
	2002	2001	2000
Condensed Statement of Changes in Cash Flow
Cash Flows From Increases (Decreases) in Cash and Cash Equivalents Operating Activities:
Net Income	$1,841,833	$1,755,621	$2,032,721
Net Change in Other Assets	(110,591)	(13,420)	9,799
net Change in Accrued Liabilities	25,990	105,820	5,131

Net Cash Provided by Operating Activities	1,757,232	1,848,021	2,047,651

Cash Flows From Investing Activities:
NetChange in Investment in Subsidiary	(165,379)	(712,113)	(1,030,214)

Net Cash Provided (Used) in Investing Activities	(165,379)	(712,113)	(1,030,214)
Cash Flows From Financing Activities:
Purchase Treasury Shares	(546,000)
Dividends	(1,096,996)	(1,075,487)	(1,032,467)

Net Cash Used in Financing Activities	(1,642,996)	(1,075,487)	(1,032,467)

Net Change in Cash and Cash Equivalents During the Year	(51,143)	60,421	(15,030)

Cash Account:
Beginning of Year	420,887	360,466	375,496

End of Year	$369,744	$420,887	$360,466

ITEM 9 – DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing on Page of the Corporation’s Proxy Statement, dated May 7, 2003, is incorporated herein by reference in response to this item.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information appearing in the Corporation’s Definitive Proxy Statement,  dated May 7, 2003, is incorporated herein by reference in response to this item.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing in the Corporation’s Definitive Proxy Statement, dated May 7, 2003, is incorporated herein by reference in response to this item.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the Corporation’s Definitive Proxy Statement, dated May 7, 2003, is incorporated herein by reference in response to this item.

ITEM 14 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

None.

May 7, 2003

Dear Stockholder:

Your Board of Directors is pleased to invite you to attend the Annual Meeting of Stockholders of Logan County BancShares, Inc. on May 27, 2003, at 3:00 p.m.  The Notice of Meeting and Proxy Statement are attached.

The meeting will be held at Logan Bank and Trust Company’s lobby, Washington and Main Street, Logan, West Virginia. The business of the meeting will be the election of the Directors and to transact such other business as may properly come before the meeting.

We hope that you can attend the meeting.  In any event, please mark, date and sign the enclosed proxy and return it in the accompanying envelope.

LOGAN COUNTY BANCSHARES, INC.

Harvey Oakley	Eddie Canterbury
President/Chairman	Executive Vice President/CEO

LOGAN COUNTY BANCSHARES, INC.
P.O. BOX 597
LOGAN, WEST VIRGINIA  25601

MAY 7, 2003

PROXY STATEMENT

SOLICITATION AND REVOCABILITY OF PROCESS

This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Logan County BancShares, Inc. (Corporation) of proxies for the Annual Meeting of Stockholders of the corporation to be held May 27, 2003, and any adjournment thereof.  Shares represented by properly executed proxies which are received in time and not revoked will be voted at the meeting in the manner described in the proxies.  Any proxy may be revoked at any time before it is exercised.

INFORMATION AS TO VOTING SECURITIES

The Board of Directors has fixed the close of business on April 25, 2003, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting.  At the record date, 703,991 shares of Common Stock of the Corporation were outstanding and entitled to be voted at the meeting.  Each share of Common Stock is entitled to one vote.

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

NAME	AGE	PRINCIPAL OCCUPATION	COMMON STOCK BENEFICIALLY OWNED

Harvey Oakley	82	President/Chairman of the Board, Logan County BancShares, Inc.; Attorney at Law; Chairman of the Board of Logan Bank and Trust .	(A)	53,346

Clell Peyton	66	Director, Logan Bank and Trust Retired, Nationwide Insurance Company.		10,773

Earle B. Queen	75	Director, Logan Bank and Trust; President, James Funeral Home.	(B)	19,755

LaVeta Jean Ray	71	Retired Counselor, Chapmanville High School.	(C)	7,428

William W. Wagner	70	Director, Logan Bank and Trust; Former Director and Executive Comm., United Bancshares; Former Chairman Eagle Bancorp, Inc.	(D)	16,900

Eddie Canterbury	54	Director and Executive Vice President/ CEO, Logan County BancShares, Inc.; Director and President/CEO Logan Bank and Trust.	(E)	7,650

Walter D. Vance	52	Vice President, Logan County BancShares, Inc.; Vice President, Aracoma Drug Company.	(F)	4,569

Glenn T. Yost	45	Director, Logan Bank and Trust; President, W.W. McDonald Land Co.; President, Triadelphia Land Co.; President, Bruce McDonald Holding Co.	(G)	29,063

David McCormick	55	Director, Logan Bank and Trust; President, McCormick’s, Inc.; President, Bodaco, Co.	(H)	38,058

(A)      Includes 6,982 shares jointly owned with spouse.

(B)        Includes 18,000 shares owned by Earle B. Queen, Trust, 355 shares owned by Funeral Services, Inc. and 400 shares owned by Queen Brothers, Inc.

(C)        Includes 1,428 shares jointly owned with sister, Erma Ray Butcher.

(D)       Includes 654 shares jointly owned with spouse.

(E)         Includes 357 shares owned in IRA, 50 shares custodian for Alexis Jo Canterbury, and 100 shares jointly owned with spouse.

(F)         Includes 849 shares owned by Aracoma Drug Company.

(G)        Includes 1,225 shares jointly owned with spouse; and 27,163 shares for which voting and investment powers are deemed; 20,625 shares owned by W.W. McDonald Land Company; 5,863 shares owned by Bruce McDonald Holding Company; 675 shares owned by Triadelphia Land Company.

(H)       Includes 37,908 shares owned by Bodaco, Co.

EXECUTIVE COMPENSATION

All Executive Officers of Logan County BancShares, Inc. were compensated  $7,200.00 in Director’s fees during 2002.

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

NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

MAY 7, 2003

The Annual Meeting of Stockholders of Logan County BancShares, Inc. will be held at Logan Bank and Trust Company’s lobby at 3:00 p.m. on May 27, 2003, for the following purposes:

1.               To elect Directors of the Corporation.

2.               To transact such other business as may properly come before the meeting.

Only stockholders of record at the close of business on April 25, 2003, are entitled to notice of and to vote at the meeting.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

/s/	Eddie Canterbury
Eddie Canterbury President/CEO

April 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated.

SIGNATURE

Frank H. Oakley	Director

Harvey Oakley	Director, Chairman of the Board

Clell Peyton	Director By:	/s/ Eddie Canterbury

Eddie Canterbury
Earle B. Queen	Director	Attorney in Fact
April 28, 2003
Lavetta J. Ray	Director

Walter D. Vance	Director

William W. Wagner	Director

/s/ Eddie Canterbury	President and Director
Eddie Canterbury Director

CERTIFICATIONS

I, Mark Mareske, certify that:

1.               I have reviewed this annual report on Form 10-K of Logan County Bancshares, Inc.

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact omit to state a material fact necessary to make the statements made, in light of the circumstances   under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of  the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the  registrant’s auditors and the audit committee of  registrant’s board of directors (or persons   performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to report, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;  and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date  of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003	/s/ Mark Mareske	Vice President & CFO

CERTIFICATIONS

I, Eddie D. Canterbury, certify that:

1.               I have reviewed this annual report on Form 10-K of Logan County Bancshares, Inc.

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact omit to state a material fact necessary to make the statements made, in light of the circumstances   under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of  the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the  registrant’s auditors and the audit committee of  registrant’s board of directors (or persons   performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to report, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;  and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date  of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003	/s/ Eddie D. Canterbury	President & CEO