Form 10-Q
period 2003-03-31
LOGAN COUNTY BANCSHARES INC
filed 2003-05-15
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer’s classes of common stock, as of the latest practicable date.   703,991

LOGAN COUNTY BANCSHARES, INC.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Three Month Periods Ended March 31, 2003 and 2002

(In Thousands)

	2003	2002

INTEREST INCOME:
INTEREST ON LOANS	$1,927	$2,218
INTEREST ON INVESTMENTS	273	335
INTEREST ON FEDERAL FUNDS SOLD	49	51
	2,249	2,604

INTEREST EXPENSE:
INTEREST ON DEPOSITS	531	725
INTEREST OTHER	19	39
NET INTEREST INCOME	1,699	1,840

PROVISION FOR LOAN LOSSES	2	60
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,697	1,780

OTHER INCOME:
SERVICE FEES	194	153
OTHER OPERATING INCOME	59	43
TOTAL OTHER INCOME	253	196

OTHER EXPENSES:
SALARIES AND BENEFITS	584	572
EXPENSE OF BANK PREMISES AND EQUIPMENT	149	139
OTHER OPERATING EXPENSES	385	403
TOTAL OTHER EXPENSES	1,118	1,114

INCOME BEFORE INCOME TAXES	832	862

INCOME TAXES	301	325
NET INCOME	$531	$537

PER SHARE OF COMMON STOCK NET INCOME	$0.75	$0.76

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Condition

March 31, 2003 and 2002 and December 31, 2002

(In Thousands)

	March 31,		December 31,
	2003	2002	2002

ASSETS

CASH AND DUE FROM BANKS	$7,334	$6,121	$5,967

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	39,605	37,016	41,305
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	20,990	19,110	11,370

LOANS:
TOTAL LOANS	105,222	111,112	107,933

RESERVE FOR LOAN LOSSES	1,578	1,198	1,619

NET LOANS	103,644	109,914	106,314

BANK PREMISES AND EQUIPMENT	3,196	3,323	3,217

ACCRUED INTEREST AND OTHER ASSETS	1,746	2,077	1,526
	$176,515	$177,561	$169,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$27,413	$28,970	$25,076
INTEREST BEARING	26,479	22,769	21,851
SAVINGS DEPOSITS	43,016	43,825	44,864
TIME DEPOSITS	58,199	61,379	58,652
TOTAL DEPOSITS	155,107	156,943	150,443

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	3,003	3,004	1,000
ACCRUED AND OTHER LIABILITIES	430	474	1,046

INCOME TAXES PAYABLE:
CURRENT	283	272	(10)
DEFERRED	302	(31)	27
TOTAL LIABILITIES	159,125	160,662	152,506

STOCKHOLDERS’ EQUITY:
COMMON STOCK-$1.67 PAR VALUE; AUTHORIZED - 780,000 SHARES OUTSTANDING - 703,991 and 716,991 SHARES IN 2003 AND 2002	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	15,088	14,051	14,891
TREASURY STOCK	(1,406)	(860)	(1,406)
TOTAL STOCKHOLDERS’ EQUITY	17,390	16,899	17,193
	$176,515	$177,561	$169,699

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement in Changes in Stockholders’ Equity

For the Three Month Periods Ended March 31, 2003 and 2002

(In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total

BALANCE - DECEMBER 31 2002	$1,300	$2,408	$14,631	$260	$(1,406)	$17,193

COMPREHENSIVE INCOME NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003	0	0	531	0	0	531

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	(88)	0	(88)

TOTAL COMPREHENSIVE INCOME	0	0	531	(88)	0	443

DIVIDENDS ON 703,991 SHARES COMMON STOCK @ $1.04			(246)			(246)
	$1,300	$2,408	$14,916	$172	$(1,406)	$17,390

BALANCE - DECEMBER 31 2001	$1,300	$2,408	$13,917	$35	$(860)	$16,800

COMPREHENSIVE INCOME NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2002	0	0	537	0	0	537

CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	(194)	0	(194)

TOTAL COMPREHENSIVE INCOME	0	0	537	(194)	0	343

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.34			(244)			(244)
	$1,300	$2,408	$14,210	$(159)	$(860)	$16,899

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Three Month Periods Ended March 31, 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$531	$537
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	66	67
SECURITY AMORTIZATION AND ACCREATION	23	20
MARKET VALUE AMORTIZATION	0	(1)
PROVISION FOR LOAN LOSSES	3	60
(INCREASE) DECREASE IN OTHER ASSETS	(220)	(51)
INCREASE (DECREASE) IN OTHER LIABILITIES	(10)	(56)
NET CASH PROVIDED BY OPERATING ACTIVITIES	393	576

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	21,477	13,000
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	0	3,487
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(20,014)	(17,504)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(9,620)	(11,960)
NET (INCREASE) DECREASE IN LOANS	2,755	5,781
PURCHASE OF BANK PREMISES AND EQUIPMENT	(45)	(6)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(5,447)	(7,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	6,965	2,797
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	(1,848)	4,021
NET INCREASE (DECREASE) IN TIME DEPOSITS	(453)	(1,903)
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED/REPURCHASED	2,003	1,004
DIVIDENDS PAID	(246)	(244)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,421	5,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,367	(951)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	5,967	7,072

CASH AND CASH EQUIVALENT AT END OF PERIOD	$7,334	$6,121

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

March 31, 2003

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

EARNINGS SUMMARY

The Company reported net income of $531,000. for the three months ended March 31, 2003 compared to $537,000. for the three months ended March 31, 2002, representing a 1.00% decrease. This decrease was primarily the result of the decrease in net interest income of $141,000., offset by an increase in other income of $57,000. and a decrease in all operating expenses of $54,000. and decrease in income taxes of $24,000.

Earnings per common share were $.75 for the three months ended March 31, 2003 compared with $.76 for the same period of 2002.

Logan County Bancshares’ annualized return on assets (ROA) for the three month period ended March 31, 2003 was 1.20% compared to 1.21% for the three month period ended March 31, 2002. Annualized return on shareholders’ equity (ROE) was 12.21% and 12.71% at March 31, 2003 and 2002, respectively.

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

Interest income amounted to $2,249,000. at March 31, 2003, a decrease of $355,000. from March 31, 2002. Interest expense also decreased $214,000., resulting in an overall decrease of $141,000. or 5.41% in net interest income between March 31, 2003 and March 31, 2002.

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

For the three month period ended March 31, 2003 and 2002, the provision for loan losses was $3,000. and $60,000. respectively.

The reserve for loan losses was $1,578,000. at March 31, 2003 compared to $1,198,000. at March 31, 2002. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.50% at March 31, 2003 and 1.08% at March 31, 2002.

Balance Sheet Data:

Total assets increased by $6,816,000. between year end and March 31, 2003 to a balance of $176,515,000. The major component of this change was an increase in Federal Funds Sold of $9,620,000. The primary source of funds for this change was an increase in deposits of $4,664,000., Federal Funds purchased/repurchase agreements of $2,003,000., and net income of $531,000.

Liquidity:

Managing Logan’s liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan’s primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At March 31, 2003, Federal Funds Sold amounted to $20,990,000. and securities maturing within one year amounted to $28,210,000. These are compared to the balances at March 31, 2002 of $19,110,000. in Federal Funds Sold and maturing Investment Securities of $4,996,000. due within one year.

Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits. The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds. During 2003 and 2002, banks continue to be faced with volatile interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

Logan’s capital position is based on its stockholders’ equity and the primary source of such equity has been retained earnings. Since Logan’s formation, it has accumulated Retained Earnings of $15,088,000. and has a total Stockholders’ Equity of $17,390,000. as of March 31, 2003; as compared to $14,051,000. of Retained Earnings and total Stockholders’ equity of $16,899,000. at March 31, 2003.

The equity capital was 9.85% and 9.52% of total assets at March 31, 2003 and 2002 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

Effects of Inflation:

The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist almost entirely of monetary items. The low proportion of the Bank’s net fixed assets to total assets reduces both the potential of inflated earnings resulting from understated depreciation charges and the potential significant understatement of asset values. However, inflation does have a considerable indirect impact on banks, including increased loan demand, as it becomes necessary for producers and consumers to acquire additional funds to maintain the same levels of consumption, inventories, and new investments. Inflation, also frequently results in higher interest rates which can affect both yields on earning assets and rates paid on deposits and other interest-bearing liabilities.

A summary of the Company’s past due loans and non-performing assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS

(in thousands of dollars)

	March 31
	2003	2002
Loans past due 90 or more days still accruing interest	$1,039	$672

Non-performing assets:
Non-accruing loans	2,196	1,170
Other real estate owned	159	388
	$2,355	$1,558

NONINTEREST INCOME

Non-interest income includes revenues from all sources other than interest income. For the three month period ended March 31, 2003, non-interest income totaled $253,000., representing a increase of $57,000., or 29.01% from the $196,000. recorded during the same period of 2002. This increase was primarily due to increases in other income of $16,000. and increased fees of $41,000.

NONINTEREST EXPENSE

Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 2003, the Company’s non-interest expense totaled $1,118,000., increasing $4,000. over the $1,114,000. of non-interest expense for the three months ended March 31, 2002. Expressed as a percentage of assets, annualized non-interest expense was 2.53% at March 31, 2003, compared to 2.51% at March 31, 2002.

Salaries and employee benefits are Logan County Bancshares’ largest non-interest cost, representing approximately 52% of total non-interest expense at March 31, 2003 and 2002. Salaries and employee benefits increased $12,000., or 2.09% at March 31, 2003 compared to March 31, 2002. This increase is primarily due to normal personnel increases and timing of personnel benefit accruals.

INCOME TAXES

Logan County Bancshares’ income tax expense, for the three month period ended March 31, 2003, reflected a $24,000. decrease when compared to the same period of 2002. Income tax expense equaled 36.18% and 37.00% of income before taxes at March 31, 2003 and 2002, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences in expense items for tax purposes..

PART II. - OTHER INFORMATION

NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date	May 12, 2003	/s/ Harvey Oakley
Harvey Oakley Chairman
(Signature)

Date	May 12, 2003	/s/ Eddie D. Canterbury
Eddie D. Canterbury President & CEO.
(Signature)

CERTIFICATIONS

I, Eddie D. Canterbury, certify that:

1.               I have reviewed this annual report on Form 10-Q of Logan County Bancshares, Inc.

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

Date: May 12, 2003	/s/ Eddie D. Canterbury	President & CEO

CERTIFICATIONS

I, Mark Mareske, certify that:

1.               I have reviewed this annual report on Form 10-Q of Logan County Bancshares, Inc.

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

Date: May 12, 2003	/s/ Mark Mareske	Vice President & CFO