Form 10-Q
period 2003-06-30
LOGAN COUNTY BANCSHARES INC
filed 2003-08-12
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

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
Consolidated Statement of Condition
June 30, 2003 and 2002 and December 31, 2002
(In Thousands)

	June 30,		December 31, 2002
	2003	2002
ASSETS

CASH AND DUE FROM BANKS	$6,961	$5,792	$5,967

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	46,656	42,893	41,305
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	12,190	6,500	11,370

LOANS:
TOTAL LOANS	103,913	110,906	107,933

RESERVE FOR LOAN LOSSES	1,571	1,261	1,619
NET LOANS	102,342	109,645	106,314

BANK PREMISES AND EQUIPMENT	3,130	3,265	3,217

ACCRUED INTEREST AND OTHER ASSETS	1,962	1,593	1,526
	$173,241	$169,688	$169,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$26,664	$24,173	$25,076
INTEREST BEARING	24,111	21,631	21,851
SAVINGS DEPOSITS	43,027	43,631	44,864
TIME DEPOSITS	58,126	59,185	58,652
TOTAL DEPOSITS	151,928	148,620	150,443

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	3,000	3,000	1,000
ACCRUED AND OTHER LIABILITIES	449	469	1,046

INCOME TAXES PAYABLE:
CURRENT	(20)	16	(10)
DEFERRED	277	169	27
TOTAL LIABILITIES	155,634	152,274	152,506

STOCKHOLDERS’ EQUITY:
COMMON STOCK-$1.67 PAR VALUE;
AUTHORIZED - 780,000 SHARES OUTSTANDING - 703,991 and 716,991 SHARES IN 2003 AND 2002	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	15,305	14,566	14,891
TREASURY STOCK	(1,406)	(860)	(1,406)
TOTAL STOCKHOLDERS’ EQUITY	17,607	17,414	17,193
	$173,241	$169,688	$169,699

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income
For the Six Month Periods Ended June 30, 2003 and 2002

(In Thousands)

	2003	2002

INTEREST INCOME:
INTEREST ON LOANS	$3,837	$4,367
INTEREST ON INVESTMENTS	504	696
INTEREST ON FEDERAL FUNDS SOLD	108	100
	4,449	5,163

INTEREST EXPENSE:
INTEREST ON DEPOSITS	1,037	1,379
INTEREST OTHER	46	79
NET INTEREST INCOME	3,366	3,705

PROVISION FOR LOAN LOSSES	3	120
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,363	3,585

OTHER INCOME:
SERVICE FEES	430	312
OTHER OPERATING INCOME	85	66
TOTAL OTHER INCOME	515	378

OTHER EXPENSES:
SALARIES AND BENEFITS	1,160	1,135
EXPENSE OF BANK PREMISES AND EQUIPMENT	310	290
OTHER OPERATING EXPENSES	844	823
TOTAL OTHER EXPENSES	2,314	2,248

INCOME BEFORE INCOME TAXES	1,564	1,715

INCOME TAXES	535	654
NET INCOME	$1,029	$1,061

PER SHARE OF COMMON STOCK NET INCOME	$1.46	$1.48

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Three Month Periods Ended June 30, 2003 and 2002

(In Thousands)

	2003	2002

INTEREST INCOME:
INTEREST ON LOANS	$1,910	$2,149
INTEREST ON INVESTMENTS	231	361
INTEREST ON FEDERAL FUNDS SOLD	59	49
	2,200	2,559

INTEREST EXPENSE:
INTEREST ON DEPOSITS	506	654
INTEREST OTHER	27	40
NET INTEREST INCOME	1,667	1,865

PROVISION FOR LOAN LOSSES	1	60
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,666	1,805

OTHER INCOME:
SERVICE FEES	236	159
OTHER OPERATING INCOME	26	23
TOTAL OTHER INCOME	262	182

OTHER EXPENSES:
SALARIES AND BENEFITS	576	563
EXPENSE OF BANK PREMISES AND EQUIPMENT	161	151
OTHER OPERATING EXPENSES	459	420
TOTAL OTHER EXPENSES	1,196	1,134

INCOME BEFORE INCOME TAXES	732	853

INCOME TAXES	234	329
NET INCOME	$498	$524

PER SHARE OF COMMON STOCK NET INCOME	$0.71	$0.73

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement in Changes in Stockholders’ Equity
For the Six Month Periods Ended June 30, 2003 and 2002
(In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total

BALANCE - DECEMBER 31 2002	$1,300	$2,408	$14,631	$260	$(1,406)	$17,193
COMPREHENSIVE INCOME
NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2003	0	0	1,029	0	0	1,029
NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	(122)	0	(122)
TOTAL COMPREHENSIVE INCOME	0	0	1,029	(122)	0	907
DIVIDENDS ON 703,991 SHARES COMMON STOCK @ $.70			(493)			(493)
	$1,300	$2,408	$15,167	$138	$(1,406)	$17,607

BALANCE - DECEMBER 31 2001	$1,300	$2,408	$13,917	$35	$(860)	$16,800
COMPREHENSIVE INCOME
NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2002	0	0	1,061	0	0	1,061
CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	72	0	72
OTHER ADJUSTMENTS			(31)			(31)
TOTAL COMPREHENSIVE INCOME	0	0	1,030	72	0	1,102
DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.68			(488)			(488)
	$1,300	$2,408	$14,459	$107	$(860)	$17,414

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Month Periods Ended June 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,029	$1,061
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	132	134
SECURITY AMORTIZATION AND ACCREATION	55	51
MARKET VALUE AMORTIZATION	0	(2)
PROVISION FOR LOAN LOSSES	3	120
(INCREASE) DECREASE IN OTHER ASSETS	(436)	215
INCREASE (DECREASE) IN OTHER LIABILITIES	(607)	(148)
NET CASH PROVIDED BY OPERATING ACTIVITIES	176	1,431

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	31,977	15,500
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	0	4,487
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(37,255)	(26,427)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(820)	650
NET (INCREASE) DECREASE IN LOANS	3,969	5,990
PURCHASE OF BANK PREMISES AND EQUIPMENT	(45)	(15)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(2,174)	185

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	3,848	(3,138)
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	(1,837)	3,827
NET INCREASE (DECREASE) IN TIME DEPOSITS	(526)	(4,097)
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED/REPURCHASED	2,000	1,000
DIVIDENDS PAID	(493)	(488)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,992	(2,896)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	994	(1,280)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	5,967	7,072

CASH AND CASH EQUIVALENT AT END OF PERIOD	$6,961	$5,792

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest	$1,088	$1,458
Income Taxes	$506	$615

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Three Month Periods Ended March 31, 2003 and 2002
(In Thousands)

	2003			2002
			JUNE 3MTH			JUNE 3MTH
INTEREST INCOME:
INTEREST ON LOANS	$3,837	$1,927	$1,910	$4,367	$2,218	$2,149
INTEREST ON INVESTMENTS	504	273	$231	696	335	$361
INTEREST ON FEDERAL FUNDS SOLD	108	49	$59	100	51	$49
	4,449	2,249	$2,200	5,163	2,604	$2,559
			$—			$—
INTEREST EXPENSE:			$—			$—
INTEREST ON DEPOSITS	1,037	531	$506	1,379	725	$654
INTEREST OTHER	46	19	$27	79	39	$40
NET INTEREST INCOME	3,366	1,699	$1,667	3,705	1,840	$1,865
			$—			$—
PROVISION FOR LOAN LOSSES	3	2	$1	120	60	$60
NET INTEREST INCOME AFTER			$—			$—
PROVISION FOR LOAN LOSSES	3,363	1,697	$1,666	3,585	1,780	$1,805
			$—			$—
OTHER INCOME:			$—			$—
SERVICE FEES	430	194	$236	312	153	$159
OTHER OPERATING INCOME	85	59	$26	66	43	$23
TOTAL OTHER INCOME	515	253	$262	378	196	$182
			$—			$—
OTHER EXPENSES:			$—			$—
SALARIES AND BENEFITS	1,160	584	$576	1,135	572	$563
EXPENSE OF BANK PREMISES AND
EQUIPMENT	310	149	$161	290	139	$151
OTHER OPERATING EXPENSES	844	385	$459	823	403	$420
TOTAL OTHER EXPENSES	2,314	1,118	$1,196	2,248	1,114	$1,134
			$—			$—
INCOME BEFORE INCOME TAXES	1,564	832	$732	1,715	862	$853
			$—			$—
INCOME TAXES	535	301	$234	654	325	$329
NET INCOME	$1,029	$531	$498	$1,061	$537	$524
			$—			$—
PER SHARE OF COMMON STOCK NET INCOME	$1.46	$0.75	$1	$1.48	$0.76	$1

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

June 30, 2003

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

EARNINGS SUMMARY

The Company reported net income of $1,029,000. for the six months ended June 30, 2003 compared to $1,061,000. for the six months ended June 30, 2002, representing a 3.01% decrease.  This decrease was primarily the result of the decrease in net interest income of $339,000., partially offset by an increase in other income of $137,000. and a decrease in income taxes of $119,000.

Earnings per common share were $1.46 for the six months ended June 30, 2003 compared with $1.48 for the same period of 2002.

Logan County Bancshares’ annualized return on assets (ROA) for the six month period ended June 30, 2003 was 1.20% compared to 1.21% for the six month period ended June 30, 2002. Annualized return on shareholders’ equity (ROE) was 11.83% and 12.55% at June 30, 2003 and 2002, respectively.

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

Interest income amounted to $4,449,000. at June 30, 2003, a decrease of $714,000. from June 30, 2002.  Interest expense also decreased $375,000., resulting in an overall decrease of $339,000. or 9.15% in net interest income between June 30, 2003 and June 30, 2002.

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

For the six month period ended June 30, 2003 and 2002, the provision for loan losses was $3,000. and $120,000. respectively.

The reserve for loan losses was $1,571,000. at June 30, 2003 compared to $1,261,000. at June 30, 2002. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.51% at June 30, 2003 and 1.14% at June 30, 2002.

A summary of the Company’s past due loans and non-performing assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS

(in thousands of dollars)

	June 30
	2003	2002

Loans past due 90 or more days still accruing interest	$858	$1,297

Non-performing assets:
Non-accruing loans	1,765	1,202
Other real estate owned	199	14
	$1,964	$1,216

NONINTEREST INCOME

Non-interest income includes revenues from all sources other than interest income. For the three month period ended June 30, 2003, non-interest income  totaled $515,000., representing a  increase of $137,000., or 36.24% from the $378,000. recorded during the same period of 2002. This increase was primarily due to increases in other income of $19,000. and increased fees of $118,000.

NONINTEREST EXPENSE

Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities.  As of June 30, 2003,  the Company’s non-interest expense  totaled $2,314,000., increasing $66,000. over the $2,248,000. of non-interest expense for the three months ended June 30, 2002. Expressed as a percentage of assets, annualized non-interest expense was 2.67% at June 30, 2003, compared to 2.53% at June 30, 2002.

Salaries and employee benefits are Logan County Bancshares’ largest non-interest cost, representing approximately 50% of total non-interest expense at June 30, 2003 and 2002. Salaries and employee benefits increased $25,000., or 2.20% at June 30, 2003 compared to June 30, 2002. This increase is primarily due to normal personnel increases and timing of personnel benefit accruals.

INCOME TAXES

Logan County Bancshares’ income tax expense, for the six month period ended June 30, 2003, reflected a $119,000. decrease when compared to the same period of 2002. Income tax expense equaled 34.20% and 38.00% of income before taxes at June 30, 2003 and 2002, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences in expense items for tax purposes..

Balance Sheet Data:

Total assets increased by $3,542,000. between year end and June 30, 2003 to a balance of $173,241,000. The major component of this change was an increase in Investment Securities of $5,351,000. The primary source of funds for this change was an increase in deposits of $1,485,000., Federal Funds purchased/repurchase agreements of $2,000,000., and net income of $1,029,000.

Liquidity:

Managing Logan’s liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan’s primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At June 30, 2003, Federal Funds Sold amounted to $12,190,000. and securities maturing within one year amounted to $28,749,000. These are compared to the balances at June 30, 2002 of $19,110,000. in Federal Funds Sold and maturing Investment Securities of $2,998,000. due within one year.

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

Capital Resources:

Logan’s capital position is based on its stockholders’ equity and the primary source of such equity has been retained earnings. Since Logan’s formation, it has accumulated Retained Earnings of $15,305,000. and has a total Stockholders’ Equity of $17,607,000. as of June 30, 2003; as compared to $14,566,000. of Retained Earnings and total Stockholders’ equity of $17,414,000. at June 30, 2003.

The equity capital was 8.43% and 10.26% of total assets at June 30, 2003 and 2002 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date	August 11, 2003	/s/Harvey Oakley
Harvey Oakley Chairman
(Signature)

Date	August 11, 2003	/s/Eddie D. Canterbury
Eddie D. Canterbury President & CEO.
(Signature)