Form 10-Q
period 2003-09-30
LOGAN COUNTY BANCSHARES INC
filed 2003-11-12
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

LOGAN COUNTY BANCSHARES, INC.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Condition
September 30, 2003 and 2002 and December 31, 2002
(In Thousands)

	September 30,		December 31, 2002
	2003	2002
ASSETS

CASH AND DUE FROM BANKS	$6,204	$6,885	$5,967

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	51,788	46,433	41,305
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	15,670	8,860	11,370

LOANS:
TOTAL LOANS	102,018	108,532	107,933

RESERVE FOR LOAN LOSSES	1,567	1,293	1,619
NET LOANS	100,451	107,239	106,314

BANK PREMISES AND EQUIPMENT	3,069	3,231	3,217

ACCRUED INTEREST AND OTHER ASSETS	1,841	1,614	1,526
	$179,023	$174,262	$169,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$30,235	$24,647	$25,076
INTEREST BEARING	25,672	24,827	21,851
SAVINGS DEPOSITS	43,417	42,786	44,864
TIME DEPOSITS	58,341	60,134	58,652
TOTAL DEPOSITS	157,665	152,394	150,443

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	3,000	3,000	1,000
ACCRUED AND OTHER LIABILITIES	397	514	1,046

INCOME TAXES PAYABLE:
CURRENT	(24)	15	(10)
DEFERRED	221	369	27
TOTAL LIABILITIES	161,259	156,292	152,506

STOCKHOLDERS’ EQUITY:
COMMON STOCK-$1.67 PAR VALUE; AUTHORIZED - 780,000 SHARES OUTSTANDING - 703,991 and 716,991 SHARES IN 2003 AND 2002	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	15,462	15,122	14,891
TREASURY STOCK	(1,406)	(860)	(1,406)
TOTAL STOCKHOLDERS’ EQUITY	17,764	17,970	17,193
	$179,023	$174,262	$169,699

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Nine Month Periods Ended September 30, 2003 and 2002
(In Thousands)

	2003	2002

INTEREST INCOME:
INTEREST ON LOANS	$5,725	$6,491
INTEREST ON INVESTMENTS	741	1,039
INTEREST ON FEDERAL FUNDS SOLD	150	153
	6,616	7,683

INTEREST EXPENSE:
INTEREST ON DEPOSITS	1,529	2,013
INTEREST OTHER	73	120
NET INTEREST INCOME	5,014	5,550

PROVISION FOR LOAN LOSSES	3	180
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,011	5,370

OTHER INCOME:
SERVICE FEES	661	486
OTHER OPERATING INCOME	106	84
TOTAL OTHER INCOME	767	570

OTHER EXPENSES:
SALARIES AND BENEFITS	1,721	1,696
EXPENSE OF BANK PREMISES AND EQUIPMENT	465	440
OTHER OPERATING EXPENSES	1,215	1,220
TOTAL OTHER EXPENSES	3,401	3,356

INCOME BEFORE INCOME TAXES	2,377	2,584

INCOME TAXES	864	981
NET INCOME	$1,513	$1,603

PER SHARE OF COMMON STOCK NET INCOME	$2.15	$2.24

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Three Month Periods Ended September 30, 2003 and 2002
(In Thousands)

	2003	2002

INTEREST INCOME:
INTEREST ON LOANS	$1,888	$2,124
INTEREST ON INVESTMENTS	237	343
INTEREST ON FEDERAL FUNDS SOLD	42	53
	2,167	2,520

INTEREST EXPENSE:
INTEREST ON DEPOSITS	492	634
INTEREST OTHER	27	41
NET INTEREST INCOME	1,648	1,845

PROVISION FOR LOAN LOSSES	—	60
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,648	1,785

OTHER INCOME:
SERVICE FEES	231	174
OTHER OPERATING INCOME	21	18
TOTAL OTHER INCOME	252	192

OTHER EXPENSES:
SALARIES AND BENEFITS	561	561
EXPENSE OF BANK PREMISES AND EQUIPMENT	155	150
OTHER OPERATING EXPENSES	371	397
TOTAL OTHER EXPENSES	1,087	1,108

INCOME BEFORE INCOME TAXES	813	869

INCOME TAXES	329	327
NET INCOME	$484	$542

PER SHARE OF COMMON STOCK NET INCOME	$0.69	$0.76

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement in Changes in Stockholders’ Equity
For the Nine Month Periods Ended September 30, 2003 and 2002
(In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total

BALANCE - DECEMBER 31 2002	$1,300	$2,408	$14,631	$260	$(1,406)	$17,193

COMPREHENSIVE INCOME
NET INCOME FOR THE NINE MONTHS ENDED September 30, 2003	0	0	1,513	0	0	1,513

NET UNREALIZED GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	(196)	0	(196)

TOTAL COMPREHENSIVE INCOME	0	0	1,513	(196)	0	1,317

DIVIDENDS ON 703,991 SHARES COMMON STOCK @ $1.06			(746)			(746)
	$1,300	$2,408	$15,398	$64	$(1,406)	$17,764

BALANCE - DECEMBER 31 2001	$1,300	$2,408	$13,917	$35	$(860)	$16,800

COMPREHENSIVE INCOME
NET INCOME FOR THE NINE MONTHS ENDED September 30, 2002	0	0	1,603	0	0	1,603

CHANGE IN NET UNREALIZED HOLDING GAINS (LOSSES) ON AVAILABLE FOR-SALE SECURITIES	0	0	0	337	0	337
OTHER ADJUSTMENTS			(32)			(32)
TOTAL COMPREHENSIVE INCOME	0	0	1,571	337	0	1,908

DIVIDENDS ON 716,991 SHARES COMMON STOCK @ $0.68			(738)			(738)
	$1,300	$2,408	$14,750	$372	$(860)	$17,970

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Nine Month Periods Ended September 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,513	$1,603
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	198	201
SECURITY AMORTIZATION AND ACCREATION	189	—
MARKET VALUE AMORTIZATION	0	(3)
PROVISION FOR LOAN LOSSES	3	180
(INCREASE) DECREASE IN OTHER ASSETS	103	(859)
INCREASE (DECREASE) IN OTHER LIABILITIES	(469)	127
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,537	1,249

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	45,332	20,820
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	0	4,487
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(56,428)	(33,935)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(4,300)	(1,710)
NET (INCREASE) DECREASE IN LOANS	5,970	8,336
PURCHASE OF BANK PREMISES AND EQUIPMENT	(50)	(48)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(9,476)	(2,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	8,680	532
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	(1,447)	2,982
NET INCREASE (DECREASE) IN TIME DEPOSITS	(311)	(3,148)
NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED/REPURCHASED	2,000	1,000
DIVIDENDS PAID	(746)	(752)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,176	614

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237	(187)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	5,967	7,072
CASH AND CASH EQUIVALENT AT END OF PERIOD	$6,204	$6,885

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest	$1,536	$2,140
Income Taxes	$878	$995

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

September 30, 2003

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

EARNINGS SUMMARY

The Company reported net income of $1,513,000. for the nine months ended September 30, 2003 compared to $1,603,000. for the nine months ended September 30, 2002, representing a 5.61% decrease. This decrease was primarily the result of the decrease in net interest income of $536,000., partially offset by an increase in other income of $197,000. and a decrease in income taxes of $117,000.

Earnings per common share were $2.15 for the nine months ended September 30, 2003 compared with $2.24 for the same period of 2002.

Logan County Bancshares’ annualized return on assets (ROA) for the nine month period ended September 30, 2003 was 1.13% compared to 1.20% for the nine month period ended September 30, 2002. Annualized return on shareholders’ equity (ROE) was 11.36% and 11.83% at September 30, 2003 and 2002, respectively.

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

Interest income amounted to $6,616,000. at September 30, 2003, a decrease of $1,067,000. from September 30, 2002. Interest expense also decreased $531,000., resulting in an overall decrease of $536,000. or 9.66% in net interest income between September 30, 2003 and September 30, 2002.

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

For the nine month period ended September 30, 2003 and 2002, the provision for loan losses was $3,000. and $180,000. respectively.

The reserve for loan losses was $1,567,000. at September 30, 2003 compared to $1,293,000. at September 30, 2002. Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.53% at September 30, 2003 and 1.19% at September 30, 2002.

A summary of the Company’s past due loans and non-performing assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
(in thousands of dollars)

	September 30
	2003	2002
Loans past due 90 or more days still accruing interest	$29	$1,142
Non-performing assets:
Non-accruing loans	1,273	1,098
Other real estate owned	114	97
	$1,387	$1,195

NONINTEREST INCOME

Non-interest income includes revenues from all sources other than interest income. For the nine month period ended September 30, 2003, non-interest income totaled $767,000., representing an increase of $197,000., or 34.56% from the $570,000. recorded during the same period of 2002. This increase was primarily due to increases in other income of $22,000. and increased fees of $175,000.

NONINTEREST EXPENSE

Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 2003, the Company’s non-interest expense totaled $3,401,000., increasing $45,000. over the $3,356,000. of non-interest expense for the nine months ended September 30, 2002. Expressed as a percentage of assets, annualized non-interest expense was 2.53% at September 30, 2003, compared to 2.56% at September 30, 2002.

Salaries and employee benefits are Logan County Bancshares’ largest non-interest cost, representing approximately 50% of total non-interest expense at September 30, 2003 and 2002. Salaries and employee benefits increased $25,000., or 1.47% at September 30, 2003 compared to September 30, 2002. This increase is primarily due to normal personnel increases and timing of personnel benefit accruals.

INCOME TAXES

Logan County Bancshares’ income tax expense, for the nine month period ended September 30, 2003, reflected a $117,000. decrease when compared to the same period of 2002. Income tax expense equaled 36.35% and 37.96% of income before taxes at September 30, 2003 and 2002, respectively. For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences in expense items for tax purposes..

Balance Sheet Data:

Total assets increased by $9,324,000. between year end and September 30, 2003 to a balance of $179,023,000. The major component of this change was an increase in Investment Securities of $10,483,000. The primary source of funds for this change was an increase in deposits of $7,222,000., Federal Funds purchased/repurchase agreements of $2,000,000., and net income of $1,513,000.

Liquidity:

Managing Logan’s liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan’s primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year. These items can be converted into funds in a short period of time. At September 30, 2003, Federal Funds Sold amounted to $15,670,000. and securities maturing within one year amounted to $18,149,000. These are compared to the balances at September 30, 2002 of $8,860,000. in Federal Funds Sold and maturing Investment Securities of $8,589,000. due within one year.

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

Capital Resources:

Logan’s capital position is based on its stockholders’ equity and the primary source of such equity has been retained earnings. Since Logan’s formation, it has accumulated Retained Earnings of $15,462,000. and has a total Stockholders’ Equity of $17,764,000. as of September 30, 2003; as compared to $15,122,000. of Retained Earnings and total Stockholders’ equity of $17,970,000. at September 30, 2003.

The equity capital was 9.92% and 10.31% of total assets at September 30, 2003 and 2002 respectively. Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date	November 10, 2003	/s/Harvey Oakley
Harvey Oakley Chairman
(Signature)

Date	November 10, 2003	/s/Eddie D. Canterbury
Eddie D. Canterbury President & CEO.
(Signature)