Form 10-K
period 2003-12-31
LOGAN COUNTY BANCSHARES INC
filed 2004-04-14
CIK 760327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For the calendar year ended December 31, 2003 Commission file No. 2-95114

LOGAN COUNTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0660015
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 597 Logan, WV	25601
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (304) 752-2080

Securities Registered Pursuant to Section 12(g) of The Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes ( ) No.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class Outstanding at April 14, 2004

Common Stock ($1.67 Par Value)	703,991 Shares

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

Aggregate market value of voting stock	Based on last trade price

$29,567,622	$42.00

Documents Incorporated by Reference

(None)

LOGAN COUNTY BANCSHARES, INC.

FORM 10-K

ITEM 1 - BUSINESS

LOGAN COUNTY BANCSHARES, INC.

Logan County Bancshares, Inc. is a bank holding company, which was organized under the laws of the State of West Virginia in 1985.  On May 17, 1985, the Corporation acquired all the outstanding capital stock of Logan Bank & Trust Company (LB&T) and also all of the outstanding stock of Bank of Chapmanville (BC).  Both of these subsidiaries are banking corporations organized under the laws of the State of West Virginia.  On May 28, 1996, the subsidiary banks, Logan Bank & Trust Company and Bank of Chapmanville entered into a merger agreement whereby they would be merged into Logan Bank & Trust Company.  The merger was completed after proper regulatory approval and was accounted for under the pooling of interest method of accounting.

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

Logan Bank & Trust Company provides depository lending and related financial services to commercial, retail, industrial, financial and governmental customers.  The lending function includes short and medium-term loans, letters of credit, inventory and accounts receivable financing and real estate construction lending.  The Company also offers a discount investment brokerage service through a sub-contract arrangement with a larger financial institution.

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

The sales price for Logan County BancShares, Inc. stock is determined by negotiations between individual buyers and sellers.  Although company keeps no records of sale prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentation, Corporation’s management estimates the approximate market value ranges for 2003 and 2002 to be as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sale Price:
2003 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42
2002 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42

Per Share Dividends Declared:
2003 Common Stock	$0.35	$0.35	$0.35	$0.51
2002 Common Stock	$0.34	$0.34	$0.35	$0.50

COMPETITION

Vigorous competition exists in the market area of Logan County Bancshares, Inc.  In addition to the three other banks located within the market area, the location is in a relatively close proximity to two population centers of the State.  There is also competition for deposits and related financial services from non-bank institutions such as savings and loans, insurance companies and brokerage firms, all of which are active in the area.  Those institutions, in addition to the finance companies, provide loans.  Since the Bank Holding Company Act, passed by the West Virginia Legislature in 1982, local banks have been joining bank holding companies around the State.  Of the five banks located in Logan County, only one is a unit bank.  The other four are members of various multi-bank holding companies.  Logan County BancShares, Inc. has been able to compete effectively within the county by having one institution located in the county seat (Logan Bank & Trust Company), and Branches located in the high-growth area of the county.  Also, to stimulate growth, Logan County BancShares, Inc. is the only bank holding company owned and controlled from within the county.

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

The sales price for Logan County BancShares, Inc. stock is determined by negotiations between individual buyers and sellers.  Although company keeps no records of sales prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentations, Corporation’s management estimates the approximate market value ranges for 2003 and 2002 to be as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales Price:
2003 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42
2002 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42

Per Share Dividends Declared:
2003 Common Stock	$0.35	$0.35	$0.35	$0.51
2002 Common Stock	$0.34	$0.34	$0.35	$0.50

ITEM 6 - SELECTED FINANCIAL DATA

LOGAN BANCSHARES, INC. AND SUBSIDIARY

(In Thousands of Dollars)

YEAR ENDED DECEMBER 31:	2003	2002	2001	2000	1999
Total Interest Revenue	$8,766	$10,088	$12,090	$11,508	$10,753
Total Interest Expense	2,087	2,764	4,801	4,828	4,378

Net Interest Revenue	6,679	7,324	7,289	6,680	6,375
Provision for Possible
Loan Losses	3	534	700	100	22

Net Interest Revenue After Provision for Possible Loan Losses	6,676	6,790	6,589	6,580	6,353
Other Operating Revenue	986	805	707	769	699
Other Operating Expense	(4,728)	(4,689)	(4,631)	(4,185)	(3,897)

Income Before Income Taxes	2,934	2,906	2,665	3,164	3,155
Income Taxes	1,033	1,064	909	1,131	1,131

Net Income	$1,901	$1,842	$1,756	$2,033	$2,024
Per Common Share:
Net Income	$2.70	$2.57	$2.45	$2.84	$2.83
Cash Dividends Declared	$1.57	$1.53	$1.50	$1.44	$1.34

At December 31:
Total Loans	$101,615	$107,933	$116,907	$113,641	$109,571
Total Assets	175,659	170,041	171,599	157,480	152,746
Total Deposits	154,152	156,443	152,028	138,723	127,619
Short-Term Debt	3,000	1,000	2,000	2,000	9,840
Tota Shareholders' Equity	17,790	17,193	16,800	16,014	14,444
Selected Ratios:
Rate of Return on Average:
Total Assets	1.06%	1.06%	1.03%	1.36%	1.39%
Shareholders' Equity	10.24%	10.37%	10.36%	13.35%	13.84%
Tier 1 Capital to Total Assets at Year End	10.11%	9.58%	10.31%	10.25%	9.92%
Average Total Shareholders' Equity to Average Total Assets	10.25%	10.25%	9.95%	10.15%	10.05%
Common Dividend Payout Ratio	58.15%	59.56%	61.12%	50.79%	47.35%
Nonaccrual and Restructured Business Loans as a Percentage of Total Loans	1.04%	1.58%	0.74%	0.37%	0.51%

Logan County BancShares, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

INTRODUCTION

The Management’s Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiary.  Included are (a) the results of operations for 2003 and 2002 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital.  The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations.  The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

To assist in understanding and evaluating major changes in Logan County BancShares, Inc.’s financial position and results of operations, this discussion emphasizes a comparison of the years 2003 to 2002, 2002 to 2001 and 2001 to 2000, and also presents five year information in instances where appropriate.  This discussion should be read concurrently with the audited financial statements including notes to those statements.

The following definitions apply to terms used in this report:

AVERAGE BALANCE:  All balances have been computed on the basis of monthly averages.

NET INTEREST INCOME:  Interest and related fee income on earning assets, reduced by total interest paid on interest bearing deposits and borrowed funds.  This net amount, when divided by average earning asset balances becomes net interest margin.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds.  At December 31, 2003 and 2002, the funds available within one year from investments and loans were $51,426,000. and 47,465,000.

Logan County BancShares, Inc.’s subsidiary bank deposit mix increased by $3,709,000. in 2003 after a small decrease in 2002.  In the other years presented, deposits increased by $13,305,000 in 2001 and $11,104,000 in 2000.  These increases in the deposit mix point out a marketing strategy that has attracted new customers to the Bank.  Time deposits represented the major growth in the deposit mix.  They decreased over the last two years after reasonable increases in the first three years. Demand deposits contributed to the growth in the deposit mix by increasing $2,015,000. in 2002, $6,164,000. in 2001 and $4,011,000. in 2000.  Savings deposits showed increases of $5,060,000. in 2002,  $7,517,000 in 2001, $1,263,000. in 2000 and remaining stable.

These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate.  At December 31, 2003 and 2002, 34.61% and 31.19%, of the total deposits were in demand deposits while 28.03% and 29.82% were in savings and 37.36% and 38.98% were in time deposits, respectively.  The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

At December 31, 2001 and 2000, 32.19% and 30.84% of the total deposits were in demand deposits, while 26.18% and 23.27% were in savings and 41.16% and 45.88% were in time deposits respectively.  The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

ITEM 7 - Management’s Discussion and Analysis

The Management’s Discussion and Analysis reviews and discusses the financial condition of Logan County BancShares, Inc. and Subsidiary.  Included are (a) the results of operations for 2003 and 2002 and (b) discussion of liquidity including an asset and liability sensitivity analysis, and (c) an analysis of earnings, dividends, and capital.  The discussion and analysis discloses any material changes and any infrequent events and known trends as they relate to liquidity, capital resources and results of operations.  The information presented reflects the activities of the holding company and the subsidiary bank, Logan Bank & Trust Company.

To assist in understanding and evaluating major changes in Logan County BancShares, Inc.’s financial position and results of operations, this discussion emphasizes a comparison of the years 2003 to 2002, 2002 to 2001 and 2001 to 2000, and also presents five year information in instances where appropriate.  This discussion should be read concurrently with the audited financial statements including notes to those statements.

The following definitions apply to terms used in this report:

AVERAGE BALANCE:  All balances have been computed on the basis of monthly averages.

NET INTEREST INCOME:  Interest and related fee income on earning assets, reduced by total interest paid on interest bearing deposits and borrowed funds.  This net amount, when divided by average earning asset balances becomes net interest margin.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided through short-term investments, payments on outstanding loans, and the ability to attract new deposits or borrow funds.  At December 31, 2003 and 2002, the funds available within one year from investments and loans were $51,426,000. and 47,465,000.

Logan County BancShares, Inc.’s subsidiary bank deposit mix increased by $3,709,000. in 2003 after a small decrease in 2002.  In the other years presented, deposits increased by $13,305,000 in 2001 and $11,104,000 in 2000.  These increases in the deposit mix point out a marketing strategy that has attracted new customers to the Bank.  Time deposits represented the major growth in the deposit mix.  They decreased over the last two years after reasonable increases in the first three years. Demand deposits contributed to the growth in the deposit mix by increasing $2,015,000. in 2002, $6,164,000. in 2001 and $4,011,000. in 2000.  Savings deposits showed increases of $5,060,000. in 2002,  $7,517,000 in 2001, $1,263,000. in 2000 and remaining stable.

These changes are predominantly due to the fluctuating interest rates by the Federal Reserve and movement of savings to time deposits by the consumer in order to obtain a better interest rate.  At December 31, 2003 and 2002, 34.61% and 31.19%, of the total deposits were in demand deposits while 28.03% and 29.82% were in savings and 37.36% and 38.98% were in time deposits, respectively.  The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

At December 31, 2001 and 2000, 32.19% and 30.84% of the total deposits were in demand deposits, while 26.18% and 23.27% were in savings and 41.16% and 45.88% were in time deposits respectively.  The stable growth in deposits gives the Bank a firm deposit base to meet the lending demand and market fluctuations.

During 2003, 2002 and 2001, banks have been faced with a highly competitive atmosphere in the sense of maintaining a continuity of growth.  Logan County BancShares, Inc. has maintained a community bank approach that enhanced its performance over those years.  The merger of Bank of Chapmanville into Logan Bank & Trust Company enabled the Company to operate more efficiently and thereby capture a sizeable portion of the market for deposits in the fastest growing area of Logan County, West Virginia. See Table I. for a five-year summary of financial data.

Capital planning is essentially the management process that allocates capital resources in a manner which generates the highest income, while maintaining sufficient liquidity, at the lowest degree of risk attainable.  Moreover, it is the philosophy of Logan County BancShares, Inc. to nurture that growth by planning for steady, long-range profits rather that the high-risk, high-exposure techniques.  As noted in Table I. the ratio of net income to average assets was 1.08%, 1.06% and 1.03% for the years ended December 31, 2003, 2002 and 2001, respectively.  Through the periods presented, management has allocated new funds into the higher-yielding loans when the loan demand has been sufficient.  Although the improvement in the local economy had been at a slow pace through the periods presented, overall loan demand has been stable.  Deposit growth show a marked increase due to marketing the community bank service approach.

Table I. represents a summary of financial data for the previous five years.

TABLE I.  -  SUMMARY OF FINANCIAL DATA FOR FIVE YEARS

(In thousands of dollars)

	2003	2002	2001	2000	1999
Year End Balances:
Total Assets	$175,659	$170,041	$171,599	$157,480	$152,746
Total Earning Assets	165,973	160,608	160,413	147,539	139,600
TotalDeposits	154,152	150,443	152,028	138,728	127,619
Stockholders' Equity	17,790	17,193	16,800	16,014	14,444

Income for theYear:
Total Interest Income	8,766	10,088	12,090	11,508	10,753
Total Interest Expnese	2,087	2,764	4,801	4,828	4,378
Net Interest Income	6,679	7,324	7,289	6,680	6,375
Provision for Loan
Losses	3	534	700	100	22
Non-interest Income	986	805	707	769	699
Non-interest expense	5,762	5,753	5,540	5,316	5,028
Net Income	1,901	1,842	1,756	2,033	2,024

Per Share Data
Net Income	2.70	2.57	2.45	2.84	2.83
Stockholders’ Equity	25.27	23.73	23.43	22.34	20.14
Cash Dividends	1.57	1.53	1.50	1.44	1.34

Key Ratios
Net Income To:
Average Assets	1.06%	1.06%	1.03%	1.36%	1.39%
Average Stockholders’ Equity	10.24%	10.37%	10.36%	13.36%	13.84%
Average Stockholders’ Equity to Average Assets	10.25%	10.25%	9.95%	10.15%	10.05%

TABLE II - RATE ANALYSIS OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	2003			2002			2001
	Average Balance	Income (Expense)	Average Yield	Average Balance	Income (Expense)	Average Yield	Average Balance	Income (Expense)	Average Yield
EARNING ASSETS:
Loans
(Net of Reserves & Discounts:)
Commercial	$41,444	$2,665	6.43%	$44,680	$3,103	6.94%	$46,696	$4,209	9.01%
Real Estate	51,765	4,004	7.73%	53,180	4,262	8.01%	52,514	4,376	8.33%
Consumer	10,665	910	8.53%	12,564	1,154	9.18%	14,079	1,397	9.92%

Total Net Loans	103,874	7,579	7.30%	110,424	8,519	7.71%	113,289	9,982	8.81%

Investment Securities:
Taxable	0	0	0.00%	0	0	0.00%	0	0	0.00%
Available for Sale	45,014	1,005	2.23%	40,988	1,364	3.33%	25,967	1,354	5.21%

Total Investment Securities	45,014	1,005	2.23%	40,988	1,364	3.33%	25,967	1,354	5.21%

Federal Funds sold and Securities Purchased Under Option to resale	17,472	182	1.04%	13,106	206	1.57%	20,540	754	3.67%

Total Earnings Assets	$166,360	$8,766	5.27%	$164,518	$10,089	6.13%	$159,796	$12,090	7.57%

Interest Bearing Liabliities:
Savings and Interest Bearing Demand	$67,047	$315	0.47%	$65,384	$584	0.89%	$57,807	$1,139	1.97%
Time Deposits	58,224	1,672	2.87%	60,861	2,024	3.33%	64,549	3,522	5.46%
Federal Funds Purchased	2,852	100	3.51%	2,910	157	5.39%	2,000	140	7.00%

Total Interest Bearing Liabilities	$128,123	$2,087	1.63%	$129,155	$2,765	2.14%	$124,356	$4,801	3.86%

TABLE III - VOLUME ANALYSIS OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

(In Thousands of Dollars)

				2003 VS 2002			2002 VS 2001
	Interest 2003	Income 2002	Expense 2001	Increase Volume	(Decrease) Change In Rate	Due To Total	Increase Volume	(Decrease) Change In Rate	Due To Total
INTEREST INCOME ON
EARNING ASSETS:
LOANS:
Commercial	$2,665	$3,103	$4,209	(312)	(126)	$(438)	$(140)	$(966)	$(1,106)
Real Estate	4,004	4,262	4,376	(113)	(145)	(258)	54	(168)	(114)
Consumer	910	1,154	1,397	(174)	(70)	(244)	(139)	—104	(243)

Total Loans	7,579	8,519	9,982	(599)	(341)	(940)	(225)	(1,238)	(1,463)

SECURITIES
Held to Maturity
Taxable	0	0	0	0	0	0	0	0	0
Available for sale	1,005	1,364	1,354	134	(493)	(359)	500	(490)	10
TOTAL SECURITIES	1,005	1,364	1,354	134	(493)	(359)	500	(490)	10

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED:
Under Agreement to Resale	182	206	754	69	(93)	(24)	(117)	(431)	(548)

TOTAL INTEREST INCOME ON EARNING ASSETS	8,766	10,089	12,090	(396)	(927)	(1,323)	158	(2,159)	(2,001)

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Savings & Interest
Bearing Demand Deposits	315	584	1,139	148	(417)	(269)	68	(623)	(555)
Time Deposits	1,672	2,024	3,522	(88)	(264)	(352)	(123)	(1,375)	(1,498)
Repurchased - Purchased	100	157	140	(3)	(54)	(57)	49	(32)	17

TOTAL INTEREST EXPENSE ON
INTEREST BEARING LIABILITIES	2,087	2,765	4,801	57	(735)	(678)	(6)	(2,030)	(2,036)

NET INTEREST INCOME	$6,679	$7,324	$7,289	$(453)	$(192)	$(645)	$164	$(129)	$35

LOAN PORTFOLIO

The loan portfolio of Logan county BancShares, Inc. and Subsidiary continues to represent the largest component of earning assets.  Loan activity has remained stable due to the Bank’s emphasis on lending; as shown on Table IV, the Bank has contributed substantially to liquidity by structuring the loan portfolio in such a manner as to have approximately 39.48% of the total loans due within one year.

TABLE IV - REMAINING MATURITIES OF LOANS AT DECEMBER 31, 2003

(In Thousands of dollars)

	Commercial, Financial and Agricultural	Real Estate Mortgages	Installments	Total
MATURITIES
Due Within OneYear	$18,004	$4,907	$1,731	24,642
Due One to Five Years	11,567	14,150	5,496	31,213
Due After Five Years	10,555	31,974	3,231	45,760

Total Loans	$40,126	$51,031	$10,458	$101,615

Due After One Year at Fixed Rate	$22,122	$46,124	$9,132	77,378
Due After One Year at Floating Rate	0	0	0	0

Total Loans Due After One Year	$22,122	$46,124	$9,132	$77,378

LOAN LOSSES AND CREDIT RISKS

The allowance for loan losses is established by charging expenses at an amount that will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses.  Loan losses are charged directly to the allowance when they occur and recoveries are credited to the allowance.  The amount of the provision is based on pase loan loss experience, management’s evaluation of the loan portfolio under current economic conditions, and such other factors as in management’s best judgment deserve current recognition in estimating loan losses.  Tables V and VI represent a summary of loan loss experience for the years 2003, 2002, 2001, 2000, and 1999.

TABLE V - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31
	2003	2002	2001	2000	1999
Amount of Loans Outstanding at End of Period	$101,615	$107,933	$115,755	$112,939	$108,871

Monthly Average
Amount of Loans	$103,873	$110,174	$113,289	$109,447	$101,197

Balance of Allowance for Possible Loan Losses at Beginning of Period	$1,619	$1,153	$702	$700	$701

Loans Charged Off:
Commercial	$0	$9	$32	$0	$0
Real Estate	35	16	20	7	0
Consumer	49	73	205	99	29

Total Loans Charged Off	84	98	257	106	29

Recoveries of Loans Previously Charged Off:
Commercial	0	1	1	0	1
Real Estate	5	1	1	3	0
Consumer	38	28	6	5	4

Total Recoveries	43	30	8	8	5

Net Loans Charged Off:	41	68	249	98	24

Additions to Allowance:
Charged to Expense	3	534	700	100	23

Balance at End of Period	$1,581	$1,619	$1,153	$702	$700

Ratio of Net Charge-Offs
During Period to
Average Loans	0.039%	0.062%	0.220%	0.089%	0.024%

TABLE VI - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999
	Allowance	% of Outstanding Loan Balance	Allowance	% of Outstanding Loan Balance	Allowance	% of Outstanding Loan Balance	Allowance	% of Outstanding Loan	Allowance	% of Outstanding Loan Balance
Commercial	$854	2.13%	$854	1.94%	$749	1.52%	$464	0.98%	$464	1.03%

Real Estate	596	1.17%	623	1.19%	288	0.54%	163	0.31%	163	0.32%

Consumer	132	1.25%	142	1.24%	116	0.83%	75	5.50%	73	5.50%

Total	$1,582	1.55%	$1,619	1.50%	$1,153	0.97%	$702	0.62%	$700	0.64%

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

TABLE VII. - CONSOLIDATED SUMMARY OF LOANS AND NON-PERFORMING ASSETS

(In thousands of Dollars)

	Year Ended December 31,
	2003	2002	2001	2000	1999

Commercial Loans	$40,126	$43,980	$49,211	$47,526	$45,069
Real Estate Loans	51,031	52,503	53,719	52,597	51,163
Consumer Loans	10,458	11,450	13,978	13,518	13,339

Subtotal	101,615	107,933	116,908	113,641	109,571
Less: Unearned Income	0.	0.	0.	0.	0.
	101,615	107,933	116,908	113,641	109,571
Subtotal
Less: Reserve for Loan Losses	1,582	1,619	1,153	702	700

Net Loans	$100,033	$106,314	$115,755	$112,939	$108,871

Non-Performing Assets Non-Accruing Loans	$1,059	$1,706	$864	$426	$555
Loans Past Due 90 Days	149	617	1,801	3,338	3,272
Other Real Estate Owned	202	196	227	200	358

Total Non-Performing Assets	$1,410	$2,519	$2,892	$3,964	$4,185

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

Securities include those classified as held to maturity and available for sale, in 2002 and 2001 these amounted to approximately 30% of the earning assets and represented allocation of funds due to lower loan demand.

All debt securities, that Logan County BancShares Subsidiary does not have the ability or management does not have the positive intent to hold to maturity, are classified as “securities available for sale” and are carried at market value.

TABLE VIII. – MATURITY DISTRIBUTION OF SECURITES AT DECEMBER 31, 2003

(In Thousands of Dollars)

December 31. 2003	One Year or Less	OneYear Through Five Years	Years Through Ten Years	Over Ten Years	Total	Market Value
Dollars in thousands

U.S. Government:
Available for Sale	$9,001	$0	$0	$0	$9,001	$9,030
Held to maturity	0	0	0	0	0	0

U.S. Federal Agency/and Equities
Available for sale	17,773	20,737	0	344	38,854	38,943
Held to maturity	0	0	0	0	0	0

Total Securities:
Available for sale	26,774	20,737	0	344	47,855	47,973
Held to maturity	0	0	0	0	0	0
TOTAL	$26,774	$20,737	$0	$344	$47,855	$47,973
			0
Percent of total	55.95%	43.33%	0.00%	0.72%	100.00%	100.00%

Weighted average yield	2.09%	1.92%	0.00%	3.30%	2.02%	2.02%

**  The weighted average yields are based on carrying value and effective yields are weighted for the scheduled maturity of each security.

OTHER INCOME

In 2003 and 2002, the bank adjusted to a slower growth pace and evaluated service fees on the various services rendered for customers.  As a result, the service fees increased by $200,000 and other fees decreased by $20,000 in 2003 compared to 2002 and $29,000 and $75,000, respectively, in 2002 compared to 2001.

Table IX – OTHER INCOME
(In Thousands of Dollars)

				Increase (Decrease)
				2003 Over 2002		2002 Over 2001
	2003	2002	2001	Amount	Percent	Amount	Percent
Service Fee	$857	$657	$628	$200	30.44%	$29	-6.53%

Other Fees	128	148	73	(20)	-13.51%	75	102.74%

Securities:
Gain (Loss)	1	0	6	1	100.00%	(6)	-100.00%

Total Other Income	$986	$805	$707	$181	22.48%	$98	-8.91%

TABLE X – OTHER EXPENSES

(In Thousands of Dollars)

				2003 Over 2002		2002 Over 2001
	2003	2002	2001	Amount	Percent	Amount	Percent

Salaries and Benefits	$2,377	$2,322	$2,217	$55	2.37%	$105	4.74%
Taxes	110	130	85	(20)	-15.38%	45	52.94%
Depreciation	259	273	270	(14)	-5.13%	3	1.12%
Repairs and Maintenance	277	230	223	47	20.43%	7	3.14%
Fees Paid to Directors	77	80	80	(3)	-3.75%	0	0.00%
Equipment Rental	39	43	41	(4)	-9.30%	2	4.88%
FDIC & Fidelity Insurance	107	110	113	(3)	-2.73%	(3)	-2.64%
Data Processing	559	533	514	26	4.88%	19	3.67%
Bank Stationery	146	143	163	3	2.10%	(20)	-12.27%
Bank Operating Expenses	777	825	925	(48)	-5.82%	(100)	-10.81%

TOTAL	$4,728	$4,689	$4,631	$39	0.83%	$58	1.25%

OTHER EXPENSES

During 2003 the other expenses increased by $39,000 and only .82% of the increase was in salaries and benefits and reflected normal increases in compensation.  Most other areas were relatively stable as management continued to control operational cost.

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

EARNINGS AND DIVIDENDS

As demonstrated in Table XI., Logan County BancShares, Inc. strives to achieve a favorable dividend payout rate to the shareholders.  In 2003 the trend of recent years continued.  Net income per share grew by 5.08% and dividends to shareholders by 2.61%.  The company maintained a strong capital position by increasing stockholders’ equity by 3.47% and assets grew by 3.51%.  During 2002 the company increased stockholder’s equity by 2.340%, along with increases of 4.90% in net income and 2.00% increase in the dividend payout ratio.  These positive indicators reflect the overall growth in size, service area and customer base.

TABLE XI. – THREE-YEAR SUMMARY OF EARNINGS AND DIVIDENDS

	Dividend Payout	Net Income	Dividends	Net Income	Dividends	Total Assets	Equity

2001	61.12%	$2.45	$1.50	-13.73%	4.17%	8.96%	4.91%
2002	59.56%	$2.57	$1.53	4.90%	2.00%	0.91%	2.34%
2003	58.15%	$2.45	$1.57	5.08%	2.61%	3.51%	3.47%

EARNING ASSETS

Table XII represents analysis of average earning assets and interest-bearing liabilities for the years ended December 31, 2003, 2002, and 2001.

In the period presented, average-earning assets grew by $1,841,000 in 2003, $4,722,000 in 2002 and $20,386,000 in 2001.  This growth represented increases of 1.12% in 2003, 2.95% in 2002 and 14.62% in 2001.  The loan portfolio is the major component of earning assets which declined by $6,551,000 in 2003, $2,865,000 in 2002 after growing by $4,494,000 or 4.13% in 2001.  The company also allocated to the investment portfolio a portion of the growth to maintain liquidity and fund future loan requirements.

INTEREST BEARING LIABILITIES

Interest bearing liabilities include interest bearing demand deposits, savings accounts, time deposits and borrowed funds.  These are the prime sources of funds for Logan County BancShares, Inc. subsidiary to support earning assets.  Total average interest bearing liabilities decreased by $1,032,000 in 203 or 0.01% after increasing $4,799,000 or 3.86% in 2002 and $8,630,000 or 7.46$ in 2001.  In all years the Company has maintained a stable net interest margin while experiencing growth in the underlying deposits.  The Company has been able to match earning yields with costs of funds over the past three years to maintain a stable net interest margin.

TABLE XII – ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	Year Ended 12/31/03			Year Ended 12/31/02			Year Ended 12/31/01
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
EARNING ASSETS:
LOANS:
Commercial	$41,444	$2,665	6.43%	$44,680	$3,103	6.94%	$46,696	$4,209	9.01%
Real Estate	51,764	4,004	7.74%	53,180	4,262	8.01%	52,514	4,376	8.33%
Consumer	10,665	910	8.53%	12,564	1,154	9.18%	14,079	1,397	9.92%

Total Loans	$103,873	$7,579	7.30%	$110,424	$8,519	7.71%	$113,289	$9,982	8.81%

INVESTMENT
SECURITIES
Held to Maturity	0	0	0.00%	0	0	0.00%	0	0	0.00%
Available for Sale	45,014	1,005	2.23%	40,988	1,364	3.32%	25,967	1,354	5.21%

Total Securities	45,014	1,005	2.23%	40,988	1,364	3.32%	25,967	1,354	5.21%

FEDERAL FUNDS	17,472	182	1.04%	13,106	206	1.57%	20,540	754	3.67%
SOLD TOTAL EARNING ASSETS	$166,359	$8,766	5.27%	$164,518	$10,089	6.13%	$159,796	$12,090	7.57%

NON-EARNING
ASSETS:

Cash and Due From Banks	5,339			5,187			5,027
Bank Premises	3,145			3,337			3,561
Other Assets	300			408			1,997

TOTAL NON-EARNING ASSETS	$8,784			$8,932			$10,585

TOTAL ASSETS	$175,143			$173,450			$170,381

TABLE XII – ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	Year Ended 12/31/03			Year Ended 12/31/02			Year Ended 12/31/01
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

INTEREST BEARING LIABILITIES:
DDA	$67,047	$315	0.47%	$65,384	$584	0.89%	$57,807	$1,139	1.97%
Time Deposits	58,224	1,672	2.87%	60,861	2,024	3.33%	64,549	3,522	5.46%
Repurchase Agreement	2,852	100	3.51%	2,910	157	5.39%	2,000	140	7.00%

Total Interest Bearing Liabilities	$128,123	$2,087	1.63%	$129,155	$2,765	2.14%	$124,356	$4,801	3.86%

NON-INTEREST BEARING LIABILITIES AND CAPITAL

Demand Deposits	28,166			25,559			28,052
Accrued Expenses	899			966			1,023
Capital	17,955			17,770			16,950

Total Non-Interest Bearing Liabilities and Capital	47,020			44,295			46,025

Total Liabilities and Stockholders’ Equity	$175,143			$173,450			$170,381

NET INTEREST MARGIN	$166,360	$6,680	4.02%	$164,518	$7,324	4.45%	$159,796	$7,289	4.56%

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

TABLE XIII — INTEREST RATE SENSITIVITY ANALYSIS

(In Thousands of dollars)

	0 - 90	91 - 180	181 - 365	Total One Year	Over One year	Total
Earning Assets
Loans	$6,557	$5,576	$21,299	$33,432	$74,501	$107,933
Investments	13,591	6,607	6,607	26,805	21,168	47,973
Fed. Funds Sold	11,370	0	0	11,370	0	11,370

Total Earning Assets	31,518	12,183	27,906	71,607	95,669	167,276

Interest Bearing Liabilities:
Demand Deposits	23,256	0	0	23,256	0	23,256
Savings	12,185	9,689	21,330	43,204	0	43,204
CD’s of $100,000 and Over	2,804	1,991	3,270	8,065	14,348	22,413
Other Time	6,834	6,707	6,341	19,882	15,300	35,182

Total Interest Bearing Liability	45,079	18,387	30,941	94,407	29,648	124,055

Interest Sensitivity Gap	$(13,561)	$(6,204)	$(3,035)	$(22,800)	$66,021	$43,221

Cumulative Gap	$(13,561)	$(19,765)	$(22,800)	$(22,800)	$66,021	$43,221

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	69.92%	68.86%	75.85%	75.85%	134.84%	134.84%

TABLE XIV – AVERAGE BALANCE SHEET
(In Thousands of Dollars)

	2003	2002	2001	2000	1999
ASSETS:
Cash & Due from Banks	$5,339	$5,187	$5,027	$4,467	$4,400

Investment Securities:
Available for Sale	45,014	40,988	25,967	28,887	29,045
Held to Maturity	0	0	0	0	1,080

Total Investments	45,014	40,988	25,967	28,887	30,125

Federal Funds Sold	17,472	13,106	20,540	1,728	4,792
Loans
Real Estates	51,764	53,180	52,514	52,215	49,235
Installment	10,665	12,564	14,079	13,348	12,212
Commercial & Other	41,444	44,680	46,696	43,884	40,468
	103,873	110,424	113,289	109,447	101,915
Less: Unearned Discount	0	0	0	0	0
	103,873	110,424	113,289	109,447	101,915
Allowance For Loan Losses	(1,582)	(1,250)	(788)	(652)	(718)

Net Loans	102,291	109,174	112,501	108,795	101,197

Banking Premises	3,145	3,337	3,561	3,765	2,824
Accrued Interest and Other Assets	1,882	1,658	2,785	2,373	2,136
TOTAL ASSETS	$175,143	$173,450	$170,381	$150,015	$145,474

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand Deposits	$51,897	$48,419	$48,524	$40,135	$39,585
Savings Deposits	43,316	42,524	37,335	33,621	31,413
Time Deposits	58,224	60,861	64,549	59,505	58,167

Total Deposits	153,437	151,804	150,408	133,261	129,165

Repurchase Agreement	2,852	2,910	2,000	1,052	834
Other Liabilities	899	966	1,023	470	851

TOTAL LIABILITIES	157,188	155,680	153,431	134,783	130,850

STOCKHOLDERS’ EQUITY	17,955	17,770	16,950	15,232	15,624

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$175,143	$173,450	$170,381	$150,015	$146,474

To Our Shareholders, Customers and Friends:

We are proud to present the 2003 annual report of Logan County BancShares, Inc. and its Subsidiary, Logan Bank and Trust Company.  2003 saw the economy begin a slow upturn and we were positioned to show a continued earnings growth.  Net income for 2003 was $1,901,023 compared to $1,841,832. for 2002.  Earnings per common share totaled $2.62 in 2003 versus $2.57 in 2002.  This growth was largely from cost containment and proper asset liability management.  The return on average assets of 1.08% and return on equity of 10.24% are excellent returns of capital in today’s financial markets.

This year has been a year of celebration.  This marks our 40TH continuous year of business in Logan; we are very proud of this achievement.  In today’s market, it certainly is not unusual to drive down the highway and see names change on bank signs (and new, OUT OF TOWN owners), but ours stays the SAME.  We had a vision 40 years ago, and by managing to achieve that goal we are still here for you.  We knew we needed four basic components to be successful: 1) the best people, 2) the best facility, 3) state of the art technology and 4) leadership with commitment.  We feel we have achieved these goals and are grateful the community has rewarded us with their continued support.

We started out with one facility and concentrated on becoming the kind of bank that would not only meet any of your banking or financial needs, but would be a part of your community.  We focused on getting and keeping the best people…your neighbors…not someone from out of town who not only didn’t know you, but also didn’t know the area’s needs.  As we fulfilled this commitment, we knew it was time to grow.  We branched out into more communities and today we have five sites, each meeting the four basic goals with which we started.

By continuing to anticipate the fluctuations in today’s economy and moving ahead of the curve, we have managed, even with the continuing slow market, to provide dividends to shareholders, affordable homes to neighbors, innovative lending to business while meeting the general financial needs of all our customers.  We specialize in giving all our customers that “hometown” treatment.

Our employees have been one of our biggest assets for the past forty years.  They continue to be involved in local schools, churches and organizations.  In today’s fast-paced world, it is comforting and inspiring to have people who are equally concerned with excelling in the business market and making our community a better place for us all.

We want to sincerely thank our directors for their vision, our shareholders for their support, our employees for their continued dedication and to our customers for their confidence.  We pledge to continue to focus on the vision and meet all new challenges as only a locally owned bank can do.  We will continue the tradition!

Respectively,

Harvey H. Oakley	Eddie Canterbury
Chairman/President	Executive Vice-President/CEO

[Mc NEAL. WILLIAMSON & CO. LETTER HEAD]

Donald M. McNecl. CPA	Daniel L. Williamson, CPA
Post Office Box 1839	525 Tiller St., Cherry Tree Addn.
Logan, West Virginia 2560;	Logan, West Virginia 2560;
Phone (304) 752-0461	Fax (304) 752-4660

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc., and Subsidiary as of December 31, 2003, and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial  statements.  An  audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logan County BancShares, Inc. and Subsidiary as of December 31, 2003, and 2002, and the results of their operations and  cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ McNeal, Williamson & Co.

Logan, West Virginia
February 26, 2004

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Condition

December 31, 2003 and 2002

ASSETS

	2003	2002

CASH AND DUE FROM BANKS	$7,239,884	$5,967,423

INVESTMENT SECURITIES:
Available for sale	47,972,978	41,305,138
Held to maturity	0	0

Total Investment Securities	47,972,978	41,305,138

FEDERAL FUNDS SOLD	13,385,000	11,370,000

LOANS:
Mortgage Loans	51,031,339	52,502,944
Installment Loans	10,457,792	11,449,826
Commercial and Other Loans	40,125,576	43,979,821

Total Loans	101,614,706	107,932,591

Less:Unearned Interest	0	0
Reserve for Loan Losses	1,581,414	1,618,632

Net Loans	100,033,292	106,313,959

BANK PREMISES AND EQUIPMENT	3,103,002	3,217,324

INTEREST RECEIVABLE	843,052	811,373

OTHER ASSETS	3,081,834	713,556

TOTAL ASSETS	$175,659,042	$169,698,773

The accompanying notes are an integral part of these consolidated financial statements

Logan County BancShares, Inc. and Subsidiary
Consolidated Statement of Condition
December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002

DEPOSITS:
Non-Interest Bearing	$30,097,669	$25,076,180
Interest Bearing	23,256,409	21,851,348
Savings Deposits	43,203,543	44,864,222
Time Certificates	57,594,652	58,651,287

Total Deposits	154,152,273	150,443,037

REPURCHASED AGREEMENTS	3,000,000	1,000,000

ACCRUED AND OTHER LIABILITIES	582,440	1,046,326

FEDERAL INCOME TAXES PAYABLE:
Current	(34,971)	(9,878)
Deferred	169,718	26,687

TOTAL LIABILITIES	157,869,460	152,506,172

STOCKHOLDERS’ EQUITY:
Common Stock – $1.67 par value; Authorized – 780,000 shares, Outstanding – 703,991 shares in 2003 and 2002.	1,300,000	1,300,000
Surplus	2,408,426	2,408,426
Retained Earnings	15,425,806	14,630,049
Net unrealized amortization on securities available for sale	61,548	260,324
Treasury Stock	(1,406,198)	(1,406,198)

TOTAL STOCKHOLDERS’ EQUITY	17,789,582	17,192,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,659,042	$169,698,773

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary
Consolidated Statement of Income
For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

INTEREST INCOME
Loans, Including fees	$7,578,902	$8,518,297	$9,981,814

Investment Securities:
Available for Sale	1,005,086	1,363,725	1,354,163
Held to Maturity	0	0	0

FEDERAL FUNDS SOLD	182,160	205,786	753,745
Total Interest Income	8,766,148	10,087,808	12,089,722

INTEREST EXPENSE:

Deposits	1,986,728	2,607,604	4,661,023
Other Borrowings	100,173	156,508	140,000

Total Interest Expense	2,086,901	2,764,112	4,801,023

NET INTEREST INCOME	6,679,247	7,323,696	7,288,699

PROVISION FOR LOAN LOSSES	2,850	533,819	700,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,676,397	6,789,877	6,588,699

OTHER INCOME:
Service Fees	857,099	656,160	628,220
Other	129,021	148,407	72,694
Securities Gains (Losses)	148	0	6,248
	986,268	804,567	707,162

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary
Consolidated Statement of Income
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
OTHER EXPENSES:
Salaries and Benefits	$2,377,040	$2,321,908	$2,216,849
Taxes Other Than Payroll & Income	109,713	129,951	84,970
Depreciation	259,804	273,928	269,956
Repairs and Maintenance	277,374	230,105	222,734
Fees Paid to Directors	77,400	80,125	79,950
Equipment Rental	39,073	42,739	41,384
FDIC & Fidelity Insurance	106,944	109,544	112,347
Data Processing	558,676	532,884	513,965
Bank Stationery and Printing	145,724	142,992	162,939
Professional Fees	66,262	113,925	86,235
Other Operating Expenses	710,271	710,734	839,321
	$4,728,283	$4,688,835	$4,630,650

INCOME BEFORE TAXES	2,934,382	2,905,609	2,665,211

INCOME TAXES:
Current	1,082,066	1,194,397	1,123,259
Deferred	(48,707)	(130,620)	(213,669)
NET INCOME	$1,901,023	$1,841,832	$1,755,621

NET INTEREST INCOME AFTER PER SHARE OF COMMON STOCK: NET INCOME	$2.70	$2.62	$2.49

The accompanying notes are an integral part of these consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
For the Years Ended December 31, 2003, 2002, and 2001

	COMMON STOCK	RETAINED SURPLUS	TREASURY EARNINGS	STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME, NET	TOTAL
Balance-December 2000	$1,300,000	$2,408,426	$13,236,733	$(860,198)	$(70,745)	$16,014,216

Comprehensive Income
Net Income - 2001			1,755,621			1,755,621
Net unrealized gain on securities available for Sale					105,779	105,779

Total Comprehensive Income			$1,755,621		$105,779	$1,861,400

Dividends on 716,991 shares of Common			(1,075,487)			(1,075,487)
Stock @ $1.34 Balance-December 31, 2001	$1,300,000	$2,408,426	$13,916,867	$(860,198)	$35,034	$16,800,129

Correction of Error			(31,655)			(31,655)

Comprehensive Income
Net Income 2002			1,841,833			1,841,833
Net unrealized gain on securities available for sale					225,290	225,290

Total Comprehensive Income			1,841,833		225,290	2,067,123

Purchased 13,000 shares of Common stock@ #42.00/sh				(546,000)		(546,000)
Dividends on 716,991 shares of common Stock @ $1.53			(1,096,996)			(1,096,996)

Balance-December 31,2002	$1,300,000	$2,408,426	$14,630,049	$(1,406,198)	$260,324	$17,192,601

Comprehensive Income
Net Income 2003			1,901,023			1,901,023
Net unrealized gain on securites available for sale					(198,776)	(198,776)

Total Comprehensive Income			1,901,023		(198,776)	1,702,247

Dividends on 703,991 shares of Common Stock @ $1.57			(1,105,266)			(1,105,266)

Balance-December 31,2003	$1,300,000	$2,408,426	$15,425,806	$(1,406,198)	$61,548	$17,789,582

Logan County BancShares, Inc. and Subsidiary
Consolidated Statement of Change in Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,901,023	$1,841,833	$1,755,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	259,804	273,928	269,956
Provision For Loan Losses	2,850	533,819	700,000
Provision for Deferred Taxes	(48,707)	(130,620)	(213,669)
(Gain) Loss on Sale of Securities	(147)	0	(6,248)
Premium Amortization and Accretion
on Investment Securities	(329,208)	66,565	(3,356)
Increases (Decreases) in Income
Taxes Payable	25,093	7,887	(35,561)
(Increases) Decreases in Interest
Receivable and other Assets	(2,368,279)	196,970	503,222
Increases (Decreases) in Interest
Payable and Other Liabilities	(463,886)	373,122	(44,715)
Market Value Adjustment
Amortization	—	—	4,028

Net Cash Provided by Operating Activities	(1,021,457)	3,163,504	2,929,278

CASH FLOWS FROM INVESTING ACTIVTIES:
Proceeds from Sale of Investment Sec: Available for Sale	35,831,883	19,925,000	8,006,248
Held to Maturity	0	0	0
Proceeds from Maturities of Inv. Sec: Available for Sale	20,000,000	0	41,000,000
Held to Maturity	0	0	0
Purchase of Investment Securities: Available for Sale	(62,262,121)	(24,612,311)	(55,583,423)
Held to Maturity	0	0	0
Net (Increases) Decreases Federal Funds Sold	(2,015,000)	(4,220,000)	(2,870,000)
Net (Increases) Decreases Commercial Loans	1,434,388	5,230,717	(1,684,868)
Net (Increases) Decreases Real Estate Loans	3,854,245	1,216,036	(1,122,206)
Net (Increases) Decreases Insallment Loans	992,034	2,528,069	(459,727)
Purchase of Bank Premises and Equipment	(145,482)	(107,713)	(59,493)

Net Cash Used by Investing Actvities	(2,310,052)	(40,202)	(12,773,469)

The accompanying notes are an integral part of these financial statements.

Logan County BancShares, Inc. and Subsidiary
Consolidated Statement of Changes in Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increases (Decreases) in Demand Deposits	$6,426,550	$(2,014,618)	$6,163,724
Net Increases (Decreases) in Savings Deposits	(1,660,679)	5,060,425	7,516,489
Net Increases (Decreases) in Time Deposits	(1,056,635)	(4,630,899)	(374,873)
Net Increases (Decreases) in Repurchased Agreements	2,000,000	(1,000,000)	0
Purchase of Treasury Stock at Cost	0	(546,000)	0
Dividends Paid	(1,105,266)	(1,096,996)	(1,075,487)

Net Cash Provided by Financing Activities	$4,603,970	$(4,228,088)	$12,229,853

Net Increase (Decrease) in Cash and Cash Equivalents	1,272,461	(1,104,786)	2,385,662

Cash and Cash Equivalents at Beginning of Year	5,967,423	7,072,209	4,686,547

Cash and Cash Equivalents at End of Year	$7,239,884	$5,967,423	$7,072,209

Supplemental Disclosures of Cash Flow Infrmation Cash Paid for:

Interest	$2,097,994	$2,836,084	$4,876,027
Income Taxes	$1,107,160	$1,186,510	$1,118,983

The accompanying notes are an integral part of these financial statements.

Logan County BancShares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

D.                                    Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing).  Cash flows from demand deposits, NOW accounts, money market demand accounts, savings accounts and Federal funds purchased and sold are reported net since their original maturities are less than three months.  Cash flows from loans and certificates of deposits and other time deposits are reported net.

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

F.                                      Loans and Reserve for Loan Losses:

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

A loan is considered to be impaired when it is probable all  principal and interest amounts will not be collected according to the loan contract. Impaired loans, other than certain large groups of smaller-balance, homogeneous loans that are collectively evaluated for impairment, are to be reported at the present value of expected future cash flows discounted using the loan’s original effective interest rate or, alternatively, at the loan’s observable market price, or at the fair value of the loan’s collateral if the loan is collateral dependent.  The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

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

I.                                         Income Taxes:

The Company and its subsidiary file a consolidated federal income tax return.  The Subsidiary is charged or credited an amount equal to the income tax that would have been applicable on a separate return basis. The consolidated provision for income taxes includes Federal and State income taxes and is based on pretax income reported in the financial statements, adjusted by nontax items in computing income taxes payable.

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

2.                                       Investment Securities:

The carrying amounts of investment in securities as shown in the consolidated balance sheets of the bank and their approximate full values at December 31 were as follows:

	Cost	Gains	Loss	Value

VALUES FOR THE YEAR ENDED DECEMBER 31, 2003:

Securities Available for Sale
Federal Agency Securities	$38,509,935	$1,225	$0	$38,511,160
U.S. Treasury Securities	9,010,912	18,620	0	9,029,531
Tax Exempt Federal Reserve Stock	81,000	0	0	81,000
Equity Securities	263,152	88,135	0	351,287
	$47,864,999	$107,979	$0	$47,972,978

VALUES FOR THE YEAR ENDED DECEMBER 31, 2002:

Securities Available for Sale
U.S. Treasury Securities	$3,971,774	$103,226	$0	$4,075,000
Federal Agency Securities	36,532,502	284,636	18	36,817,120
Tax Exempt Federal Reserve Stock	81,000	$0	81,000
Equity Securities	263,152	$68,866	0	332,018
	$40,848,428	$456,728	$18	$41,305,138

Federal Reserve Bank stock is an equity security that is included in securities available for sale in the accompanying consolidated financial statement.  Such securities are carried at cost, since they may only be sold back to the issuer or another member at par value.

The proceeds from sales, calls and maturities of securities, and the related gross gain and losses realized are as follows:

	Proceeds From		Gross Realized
Year Ended December 31,	Sales	Calls and Maturities	Gain	Losses

2003 Available for Sale	$35,831,883	$20,000,000	$147	$0

2002 Available for Sale	$0	$19,925,000	$0	$0

2001 Available for Sale	$0	$49,006,248	$6,248	$0

The par value of securities pledged to secure public deposits and for other purposes amounted to $27,012,750 in 2003 and $26,056,196 in 2002.

The amortized cost and estimated market value of investment in debt securities at December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

	Securities to be Held to Maturity		Securities Available For Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one yr or less	$0	$0	$26,784,408	$26,804,331

Due from one yr to five yrs	$0	$0	$20,736,439	$20,736,360

Due from five yrs to ten yrs	$0	$0	$0	$0

Due after ten yrs	$0	$0	$0	$0

Equity Securities	$0	$0	$344,152	$432,287
	$0	$0	$47,864,999	$47,972,978

3.                   Restriction on Cash, Due from Banks and contingent Liabilities:

The Bank is required to maintain average balances with the Federal Reserve Bank.  The average required reserve balances were $1,378,000 and $1,131,000 for 2003 and 2002 respectively.  The Bank has various claims and actions pending at December 31, 2003 arising in the ordinary course of its business.  It is the opinion of management and legal counsel that such litigation will not materially affect the Bank’s financial position or earnings.

4.                   Loans:

Major classifications of loans at December 31, 2003 and 2002 are as follows:

	2003	2002

Mortgage Loans	$51,031,399	$52,502,944
Installment Loans	10,457,972	11,449,826
Commercial and Other Loans	40,125,576	43,979,821
	101,614,947	107,932,591
Less: Reserve for Loan Loss	1,581,414	1,618,632
	100,033,533	106,313,959

Loans on which accrual of interest has been discontinued or reduced, amounted to $992,428 and $1,705,845 at December 31, 2003 and 2002 respectively.  Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $49,621 and $89,407 for the two years.

The Company’s recorded investment in impaired loans was approximately $1,696,414 at December 31, 2003 and $1,058,478 at December 31, 2002.  Of that amount in 2003, $944,421 represents loans for which    an allowance for loan losses, amounting to $426,940, has been established under SFAS 114.  The average recorded investment in impaired loans was approximately $1,377,446 for 2003 and $992,980 for 2002.  Interest income recognized on impaired loans was approximately $44,693 for the year ended December 31, 2003.

Reserve for Loan Losses:

Transactions in the reserve for loan losses for the years were as follows:

	2003	2002	2001

Balance at Beginning of Year	$1,618,634	$1,152,777	$702,008
Provision Charged to Operating Expenses	2,850	533,818	700,000
Recoveries credited to Reserve	43,607	29,565	7,890
Losses Charged to Reserve	(83,677)	(97,529)	(257,121)

Balance at End of Year	$1,581,414	$1,618,631	$1,152,777

The balance of the reserve for loan losses for income tax purposes was $281,723.at December 31, 2003 and 2002.

Certain directors and executive officers of the Bank and companies in which they have beneficial ownership, were loan customers of the Bank during 2003 and 2002.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and interest rates.  An analysis of the 2003 activity with respect to all director and executive officer loans is as follows:

Balance 2002	New Loans 2003	Loan Payments 2003	Balance 2003

$3,811,861	$3,724,727	$4,150,629	$3,385,958

5.                                       Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:

	2003	2002

Land	$949,972	$949,972
Banking House	3,303,308	3,277,794
Furniture, Fixtures and Equipment	2,564,916	2,445,398
	6,818,196	6,673,164
Less: Accumulated
Depreciation	3,715,194	3,455,840

Bank Premises and Equipment	$3,103,002	$3,217,324

Depreciation expense amounted to $259,804, $273,928, and $269,956 in 2003, 2002 and 2001 respectively.  Expenditures for maintenance and repairs are charged against operations as incurred.

6.                                       Operating Lease Commitments:

The Company has entered into lease agreements for certain premises at three of its facility locations.  Future minimum lease payments under the leases during the five years subsequent to December 31, 2003 are as follows:

Year	Amount

2004	$21,400
2005	$21,400
2006	$21,400
2007	$21,400
2008	$21,400

7.                                       Deposits:

The following is a summary of interest bearing deposits by type as of December 31, 2003 and 2002:

	2003	2002

NOW and Super NOW accounts	$17,661,908	$17,356,352
Money market accounts	$5,594,501	$4,494,996
Savings accounts	$43,203,543	$44,864,222
Regular certificates of deposit	$51,969,170	$53,256,894
Individual retirement accounts and other time deposits	$5,625,482	$5,394,393

Total	$124,054,604	$125,366,857

Time certificates of deposit in denominations of $100,000 or more totaled $16,787,499 and $16,886,987  at December 31, 2003 and 2002.  Interest paid on all time certificates totaled $1,671,827, $2,024,089 and $3,662,286 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2003:

	Amount	Percent

Three months or less	$2,804,125	16.7%
Three through six months	$1,990,932	11.9%
Six through twelve months	$3,269,615	19.5%
Over twelve months	$8,722,827	52.0%

Total	$16,787,499	100.0%

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$12,351,601
2005	$10,825,460
2006	$14,115,153
2007	$6,890,048
2008 and over	$13,412,390

Total	$57,594,652

8.                                       Repurchased Agreements:

At December 31, the balance of securities sold under repurchase agreements amounted to $3,000,000.  The following table summarizes the information on the repurchase agreements:

	2003	2002

Average balance for the year	$2,852,461	$2,910,324
Average interest rate	3.511%	5.377%
Maximun month end balance	$3,000,000	$2,000,000

9.                                       Federal Income Taxes:

The Provisions for Federal income taxes for the years ended December 31, 2003, 2002, and 2001 were less than the respective amounts that would result from applying the statutory Federal and State Income Tax rates, due primarily to the Banks’ investment income and expense accruals.

A reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rates with resulting dollar amounts are shown in the following table:

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

Tax Expense at Statutory Rate	$997,690	34.00%	$987,907	34.00%	$907,953	34.00%
State income tax net of tax benefits	102,416	3.49%	112,647	3.87%	78,724	3.89%
	1,100,106	37.49%	1,100,554	37.87%	986,677	37.89%

Security Transactions	15,028	0.51%	(13,357)	-0.46%	0	0.00%
Loan Loss Provision	(13,623)	-0.46%	176,512	6.07%	153,262	5.74%
Pension Accruals	7,213	0.25%	4,443	0.15%	4,443	0.17%
Other	(26,657)	-0.91%	(73,755)	-2.54%	(21,123)	-0.79%
Deferred Income Tax	(48,707)	-1.66%	(130,620)	-4.48%	(213,669)	-8.00%
	1,033,360	35.22%	1,063,777	36.61%	909,590	35.01%

The tax effect of significant temporary differences, which comprise non-current, deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002

Assets:
Deferred Income	$4,935	0
Reserve for Loan Loss	571,864	588,240

Gross Deferred Tax Asset	576,799	588,240

Liablities:
Property and Equipment	116,045	175,141
Allowance for Investment	1,051	166,773

Total Liabilities	117,096	341,914

Net Deferred Tax Asset	$459,703	$246,326

10.                                 Employee Benefit Plans:

During 1997, the Company terminated the qualified defined benefit pension plan.  The Company’s subsidiary adopted a qualified profit sharing and 401K employee benefit plan covering substantially all employees.  The contributions to the plans are at the discretion of the plan’s advisory board and amounted to $124,470 in 2003 and $121,121 in 2002.

In November 2003 the company invested in bank owned life insurance (BOLI) policy that provides earnings to help cover the cost of employee benefit plans.  BOLI involves the purchasing of life insurance by the Company on an executive.  The company is the owner and beneficiary of the policy.  Cash flow from this policy will occur over an extended period of time.  The Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policy.  The insurance companies are all highly rated by A.M. Best, and the earnings accruing to the Company are derived from the general account investments of the insurance companies.  The policy appears on the Company’s balance sheet and is subject to full regulatory capital requirements.

This policy is used to fund an executive supplemental retirement plan.  Under the plan, benefits of $4,261 were accrued at December 31, 2003 and the related cash value of $2,015,532 was reported in other assets.

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

The total amounts of Off-Balance-Sheet financial instruments with credit risk are as follows:

	December 31,
	2003	2002
Loan commitments	$11,879,000	$11,061,000
Standby letters of credit	$817,000	$802,000

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

12.                                 Regulatory Matters

The various regulatory agencies having supervisory authority over financial institutions have adopted risk-based capital guidelines, which define the adequacy   of the capital levels of regulated institutions.  These risk based capital   guidelines require minimum levels of capital based upon the risk rating of assets and certain off-balance-sheet items.  Assets and off-balance-sheet items are assigned regulatory risk-weights ranging from 0% to 100% depending on their level of credit risk.  The guidelines classify capital in two tiers, Tier I and Tier II, the sum of which is total capital.  Tier I capital is essentially common equity less intangible assets.  Tier II capital is essentially qualifying long-term debt and a portion of the reserve for loan losses.

The Company’s and Bank’s actual capital amounts and ratios are presented below in thousands of dollars:

			For Capital Adequacy Purposes		To Be Well Capitalized
	Amt.	Ratio	Amt.	Ratio	Amt.	Ratio
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	17,790	18.82%	7,564	8.00%	9,455	10.00%
Tier I Capital (to Risk Weighted Assets)	17,755	18.78%	3,782	4.00%	5,673	6.00%
Risk-Based Capital (to Average Assets)	18,942	10.75%	7,050	4.00%	8,812	5.00%

As of December 31, 2002 Total Capital (to Risk Weighted Assets)	17,193	17.61%	7,809	8.00%	9,761	10.00%
Tier I Capital (to Risk Weighted Assets)	16,943	17.36%	3,904	4.00%	5,857	6.00%
Risk-Based Capital (to Average Assets)	16,948	9.79%	6,924	4.00%	4,881	5.00%

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements as defined above.  During 2003, the Bank could, without prior approval, declare dividends of approximately $1,424,971 plus any 2003 net profits returned to the date of the dividend declaration. In 2003 the bank declared dividends of $2,726,471 to the holding company.

13.                                 Disclosures about Fair Value of Financial Instruments

The following methods are assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and Cash Equivalents – For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities – For investment securities, fair values are based on quoted market prices or dealer quotes.

Loans – Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank Advances – Rates currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

Note Payable –the carrying value of variable rate borrowed funds is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit – Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

The fair values of the Company’s financial instruments at December 31, 2003 are as follows:

	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$7,239,884	$5,967,423
Investmet scurities	47,972,978	41,305,138
Federal funds sold	13,385,000	11,370,000
Loans	102,099,419	109,106,568
Interest receivable	843,052	811,373
	$171,540,333	$168,560,502

Financial liabilities:
Deposits & Repo. Agreement	$157,750,574	$151,823,589

14.                                 Stockholders’ Equity:

On June 16, 1999, the Board of Directors declared a stock dividend of three shares of common stock for each two shares of common stock outstanding.  All related financial information including earnings per share gives retroactive effect to issurance of this stock dividend.  This results in a total authorized common stock of 780,000 shares and 716,991 shares outstanding.  In December 2002, the company purchased 13,000 shares of treasury stock.  This resulted in 703,991 outstanding in 2003 and 2002 and 716,991 in 2001.

15.                                 Parent Only Condensed Financial Information:

	December 31,
	2003	2002	2001
Condensed Balance Sheet:
Assets:
Cash	$1,897,530	$369,744	$420,887
Other Assets	382,086	378,886	268,295
Investment In Subsidiary	15,894,269	16,869,078	16,510,065

	$18,173,885	$17,617,708	$17,199,247

Liabilities and Equity:
Accrued Liablities	$384,303	$425,107	$399,117
Common Stock	1,300,000	1,300,000	1,300,000
Surplus	2,408,426	2,408,426	2,408,426
Retained Earnings	15,487,354	14,890,373	13,951,902
Treasury Stock	(1,406,198)	(1,406,198)	(860,198)

	$18,173,885	$17,617,708	$17,199,247

Condensed Statement of Income:
Equity in Net Earnings of Subsdiary	$1,961,462	$1,852,880	$1,787,359
Other Income	10,440	67,285	8,208
Operating Expenses	70,839	78,332	39,946

Net Income	$1,901,063	$1,841,833	$1,755,621

	December 31,
	2003	2002	2001
Condensed Statement of Changes in Cash Flow
Cash Flows From Increases (Decreases) in Cash and Cash Equivalents Operating Activities:
Net Income	$1,901,063	$1,841,833	$1,755,621
Net Change in Other Assets	(3,200)	(110,591)	(13,420)
net Change in Accrued Liabilities	(40,804)	25,990	105,820

Net Cash Provided by Operating Activities	1,857,059	1,757,232	1,848,021

Cash Flows From Investing Activities:
NetChange in Investment in Subsidiary	775,993	(165,379)	(712,113)

Net Cash Provided (Used) in Investing Activities	775,993	(165,379)	(712,113)
Cash Flows From Financing Activities:
Dividends	(1,105,266)	(1,642,996)	(1,075,487)

Net Cash Used in Financing Activities	(1,105,266)	(1,642,996)	(1,075,487)

Net Change in Cash and Cash Equivalents During the Year	1,527,786	(51,143)	60,421

Cash Account:
Beginning of Year	369,744	420,887	360,466

End of Year	$1,897,530	$369,744	$420,887

ITEM 9 – DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing on Page of the Corporation’s Proxy Statement, dated May 7, 2004, is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME	AGE	POSITION AND OFFICE

Harvey Oakley	82

Chairman of the Board and President, Logan County BancShares, Inc.  Mr. Oakley has been an Officer and Director of Logan Bank & Trust Company since 1963, a attorney at law, and Circuit Judge, State of West Virginia.

Eddie D. Canterbury	54

Executive Vice President and CEO Of Logan County BancShares, Inc. Mr. Canterbury has been President/CEO Of Logan Bank & Trust Company since 1998 and Sr. Vice President since 1980. He is a Director of Logan Bank & Trust Company.

ITEM 11 – EXECUTIVE COMPENSATION

The information appearing in the Corporation’s Definitive Proxy Statement, dated May 7, 2004, is incorporated herein by reference in response to this item.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing in the Corporation’s Definitive Proxy Statement, dated May 7, 2004, is incorporated herein by reference in response to this item.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the Corporation’s Definitive Proxy Statement, dated May 7, 2004, is incorporated herein by reference in response to this item.

ITEM 14 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

None.

May 7, 2004

Dear Stockholder:

Your Board of Directors is pleased to invite you to attend the Annual Meeting of Stockholders of Logan County BancShares, Inc. on May 27, 2004, at 3:00 p.m.  The Notice of Meeting and Proxy Statement are attached.

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

MAY 7, 2004

PROXY STATEMENT

SOLICITATION AND REVOCABILITY OF PROCESS

This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Logan County BancShares, Inc. (Corporation) of proxies for the Annual Meeting of Stockholders of the corporation to be held May 27, 2004, and any adjournment thereof.  Shares represented by properly executed proxies which are received in time and not revoked will be voted at the meeting in the manner described in the proxies.  Any proxy may be revoked at any time before it is exercised.

INFORMATION AS TO VOTING SECURITIES

The Board of Directors has fixed the close of business on April 25, 2004, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting.  At the record date, 703,991 shares of Common Stock of the Corporation were outstanding and entitled to be voted at the meeting.  Each share of Common Stock is entitled to one vote.

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

NAME	AGE	PRINCIPAL OCCUPATION	COMMON STOCK BENEFICIALLY OWNED

Harvey Oakley	83	President/Chairman of the Board, Logan County BancShares, Inc.; Attorney at Law; Chairman of the Board of Logan Bank and Trust .	(A)	53,346

Clell Peyton	67	Director, Logan Bank and Trust Retired, Nationwide Insurance Company.		10,773

Earle B. Queen	76	Director, Logan Bank and Trust; President, James Funeral Home.	(B)	19,755

LaVeta Jean Ray	72	Retired Counselor, Chapmanville High School.	(C)	7,428

William W. Wagner	71	Director, Logan Bank and Trust; Former Director and Executive Comm., United Bancshares; Former Chairman Eagle Bancorp, Inc.	(D)	16,900

Eddie Canterbury	55	Director and Executive Vice President/ CEO, Logan County BancShares, Inc.; Director and President/CEO Logan Bank and Trust.	(E)	7,650

Walter D. Vance	53	Vice President, Logan County BancShares, Inc.; Vice President, Aracoma Drug Company.	(F)	4,569

Glenn T. Yost	46	Director, Logan Bank and Trust; President, W.W. McDonald Land Co.; President, Triadelphia Land Co.; President, Bruce McDonald Holding Co.	(G)	29,063

David McCormick	56	Director, Logan Bank and Trust; President, McCormick’s, Inc.; President, Bodaco, Co.	(H)	38,058

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

(H)             Includes 37,908 shares owned by Bodaco, Co.

EXECUTIVE COMPENSATION

All Executive Officers of Logan County BancShares, Inc. were compensated $7,400.00 in Director’s fees during 2003.

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

NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

MAY 7, 2004

The Annual Meeting of Stockholders of Logan County BancShares, Inc. will be held at Logan Bank and Trust Company’s lobby at 3:00 p.m. on May 27, 2004, for the following purposes:

1.               To elect Directors of the Corporation.

2.               To transact such other business as may properly come before the meeting.

Only stockholders of record at the close of business on April 25, 2004, are entitled to notice of and to vote at the meeting.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of  1934, the registrant has duly caused this report to be signed on its behalf by the  undersigned, thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

/s/Eddie Canterbury

Eddie Canterbury

President/CEO

April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated.

SIGNATURE

Harvey Oakley	Director, Chairman of the Board

Clell Peyton	Director By:	/s/ Eddie Canterbury
Eddie Canterbury

Earle B. Queen	Director	Attorney in Fact
April 14, 2004

Lavetta J. Ray	Director

Walter D. Vance	Director

William W. Wagner	Director

Glenn T. Yost	Director

David McCormick	Director

/s/ Eddie Canterbury	President/CEO and Director
Eddie Canterbury
Director