Form 10-Q
period 2004-03-31
LOGAN COUNTY BANCSHARES INC
filed 2004-05-17
CIK 760327

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                       March 31, 2004

Commission File Number            2-95114

LOGAN COUNTY BANCSHARES, INC.

(Exact Name of Registrant as Specified In Its Charter)

WEST VIRGINIA

(State or other jurisdiction of incorporation or organization)

55-0660015

(IRS Employer Identification Number)

P.O. BOX 597, LOGAN, WEST VIRGINIA	25601
(Address of Principal Executive Offices)	(Zip Code)

(304) 752-1166

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer’s classes of common stock, as of the latest practicable date.  703,991

LOGAN COUNTY BANCSHARES, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

Consolidated Statement of Condition as of March 31, 2004 and 2003 and December 31, 2003.

Consolidated Statement of Income For the Three Month Period Ended March 31, 2004 and 2003.

Consolidated Statement of Changes in Stockholders’ Equity for the Three Month Period Ended March 31, 2004 and 2003.

Consolidated Statement of Cash Flows for the Three Month Period Ended March 31, 2004 and 2003.

Notes to Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II – OTHER INFORMATION

SIGNATURES

CERTIFICATION

LOGAN COUNTY BANCSHARES, INC AND SUBSIDIARIES

Consolidated Statement of Condition

March 31, 2004 and 2003 and December 31, 2003

(In Thousands)

	March 31,		December 31,
	2004	2003	2003

ASSETS

CASH AND DUE FROM BANKS	$6,757	$7,334	$7,240

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	36,226	39,605	47,973
HELD TO MATURITY	0	0	0
FEDERAL FUNDS SOLD	34,085	20,990	13,385

LOANS:
TOTAL LOANS	100,062	105,222	101,615

RESERVE FOR LOAN LOSSES	1,562	1,578	1,582

NET LOANS	98,500	103,644	100,033

BANK PREMISES AND EQUIPMENT	3,246	3,196	3,103

ACCRUED INTEREST AND OTHER ASSETS	3,699	1,746	3,925

	$182,513	$176,515	$175,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$33,192	$27,413	$30,098
INTEREST BEARING	24,895	26,479	23,256
SAVINGS DEPOSITS	44,841	43,016	43,203
TIME DEPOSITS	57,790	58,199	57,595

TOTAL DEPOSITS	160,718	155,107	154,152

REPURCHASED AGREEMENTS	3,000	3,003	3,000
ACCRUED AND OTHER LIABILITIES	414	430	582

INCOME TAXES PAYABLE:
CURRENT	230	283	(35)
DEFERRED	177	302	170

TOTAL LIABILITIES	164,539	159,125	157,869

STOCKHOLDERS’ EQUITY:
COMMON STOCK-$1.67 PAR VALUE;
AUTHORIZED - 780,000 SHARES
OUTSTANDING - 703,991
SHARES IN 2004 AND 2003	1,300	1,300	1,300
SURPLUS	2,408	2,408	2,408
RETAINED EARNINGS	15,672	15,088	15,488
TREASURY STOCK	(1,406)	(1,406)	(1,406)

TOTAL STOCKHOLDERS’ EQUITY	17,974	17,390	17,790

	$182,513	$176,515	$175,659

See Accompany Notes to Consolidated Financial Statement

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Three Month Periods Ended March 31, 2004 and 2003

(In Thousands)

	2004	2003

INTEREST INCOME:
INTEREST ON LOANS	$1,757	$1,927
INTEREST ON INVESTMENTS	213	273
INTEREST ON FEDERAL FUNDS SOLD	54	49

	2,024	2,249

INTEREST EXPENSE:
INTEREST ON DEPOSITS	426	531
INTEREST OTHER	27	19

NET INTEREST INCOME	1,571	1,699

PROVISION FOR LOAN LOSSES	0	2

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,571	1,697

OTHER INCOME:
SERVICE FEES	197	194
OTHER OPERATING INCOME	63	59

TOTAL OTHER INCOME	260	253

OTHER EXPENSES:
SALARIES AND BENEFITS	590	584
EXPENSE OF BANK PREMISES AND EQUIPMENT	134	149
OTHER OPERATING EXPENSES	430	385

TOTAL OTHER EXPENSES	1,154	1,118

INCOME BEFORE INCOME TAXES	677	832

INCOME TAXES	227	301

NET INCOME	$450	$531

PER SHARE OF COMMON STOCK NET INCOME	$0.64	$0.75

See Accompany Notes to Consolidated Financial Statement

Logan County BancShares, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the Three Month Periords Ended March 31, 2004, and 2003

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net	Total
Balance-December 2003	$1,300	$2,408	$15,426	$(1,406)	$62	$17,790

Comprehensive Income
Net Income for the Three Months Ended March 31, 2004	0	0	450	0	0	450

Net unrealized gain on securities available for Sale	0	0	0	0	(13)	(13)

Total Comprehensive Income	0	0	450		(13)	437

Dividends on 703,991 Shares of Common Stock@ $.36	0	0	(253)	0	0	(253)

Balance at March 31, 2004	$1,300	$2,408	$15,623	$(1,406)	$49	$17,974

Balance-December 31,2002	$1,300	$2,408	$14,631	$260	$(1,406)	$17,193

Comprehensive Income
Net Income for the Three Months Ended March 31, 2003	0	0	531	0	0	531

Net unrealized gain on securities available for Sale	0	0	0	(88)	0	(88)

Total Comprehensive Income	0	0	531	(88)	0	443

Dividends on 703,991 Shares of Common Stock@ $.35	0	0	(246)	0	0	(246)

Balance at March 31, 2003	$1,300	$2,408	$14,916	$84	$(1,406)	$17,390

See Accompany Notes to Consolidated Financial Statement

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Three Month Periods Ended March 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$450	$531
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	62	66
SECURITY AMORTIZATION AND ACCREATION	5	23
PROVISION FOR LOAN LOSSES	0	3
(INCREASE) DECREASE IN OTHER ASSETS	183	(220)
INCREASE (DECREASE) IN OTHER LIABILITIES	104	(10)

NET CASH PROVIDED BY OPERATING ACTIVITIES	804	393

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE FOR SALE	29,502	21,477
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	0	0
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(17,750)	(20,014)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	(20,700)	(9,620)
NET (INCREASE) DECREASE IN LOANS	1,553	2,755
PURCHASE OF BANK PREMISES AND EQUIPMENT	(205)	(45)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(7,600)	(5,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	4,733	6,965
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	1,638	(1,848)
NET INCREASE (DECREASE) IN TIME DEPOSITS	195	(453)
NET INCREASE (DECREASE) IN REPURCHASED AGREEMENTS	—	2,003
DIVIDENDS PAID	(253)	(246)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,313	6,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(483)	1,367

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	7,240	5,967

CASH AND CASH EQUIVALENT AT END OF PERIOD	$6,757	$7,334
Suplemental Disclosures of Cash flow information:
Cash paid for Interest	$459	$549
Cash paid for Income Taxes	$232	$286

See Accompanying Notes to Consolidated Financial Statement

March 31, 2004

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

EARNINGS SUMMARY

The Company reported net income of $450,000. for the three months ended March 31, 2004 compared to $531,000. for the three months ended March 31, 2003, representing a 15.% decrease.  This decrease was primarily the result of the decrease in net interest income of $126,000., offset by an increase in other income of $7,000. and a increase in all operating expenses of $36,000. and decrease in income taxes of $74,000.

Earnings per common share were $.64 for the three months ended March 31, 2004 compared with $.76 for the same period of 2003.

Logan County Bancshares’ annualized return on assets (ROA) for the three month period ended March 31, 2004 was .99% compared to 1.20% for the three month period ended March 31, 2003.  Annualized return on shareholders’ equity (ROE) was 10.02% and 12.21% at March 31, 2004 and 2003, respectively.

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

Interest income amounted to $2,024,000. at March 31, 2004, a decrease of $225,000. from March 31, 2003.  Interest expense also decreased $97,000., resulting in an overall decrease of $128,000. or 7.53% in net interest income between March 31, 2004 and March 31, 2003.

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

For the three month period ended March 31, 2004 and 2003, the provision for loan losses was $-0- and $3,000. respectively.

The reserve for loan losses was $1,562,000. at March 31, 2004 compared to $1,578,000. at March 31, 2003.  Expressed as a percentage of loans (net of unearned income), the reserve for loan losses was 1.56% at March 31, 2004 and 1.50% at March 31, 2003.

A summary of the Company’s past due loans and non-performing assets is provided in the following table.

SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS

(in thousands of dollars)

	March 31
	2004	2003
Loans past due 90 or more days still accruing interest	$279	$1,039
Non-performing assets:
Non-accruing loans	999	2,196
Other real estate owned	171	159
	$1,170	$2,355

NONINTEREST INCOME

Non-interest income includes revenues from all sources other than interest income.  For the three-month period ended March 31, 2004, non-interest income  totaled $260,000., representing an  increase of $7,000., or 2.77% from the $253,000. recorded during the same period of 2003.  This increase was primarily due to increases in other income of $4,000. and increased fees of $3,000.

NONINTEREST EXPENSE

Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities.  As of March 31, 2004, the Company’s non-interest expense totaled $1,154,000., increasing $36,000. over the $1,118,000. of non-interest expense for the three months ended March 31, 2003.  Expressed as a percentage of assets, annualized non-interest expense was 2.53% at March 31, 2004, compared to 2.54% at March 31, 2003.

Salaries and employee benefits are Logan County Bancshares’ largest non-interest cost, representing approximately 52% of total non-interest expense at March 31, 2004 and 2003.  Salaries and employee benefits increased $6,000., or 1.02% at March 31, 2004 compared to March 31, 2003.  This increase is primarily due to normal personnel increases and timing of personnel benefit accruals.

INCOME TAXES

Logan County Bancshares’ income tax expense, for the three month period ended March 31, 2004, reflected a $74,000. decrease when compared to the same period of 2003.  Income tax expense equaled 33.53% and 36.18% of income before taxes at March 31, 2004 and 2003, respectively.  For financial reporting purposes, income tax expense does not equal the statutory income tax rate of 43% when applied to pretax income, primarily because of timing differences in expense items for tax purposes.

Balance Sheet Data:

Total assets increased by $6,854,000. between year end and March 31, 2004 to a balance of $182,513,000.  The major component of this change was an increase in Federal Funds Sold of $20,700,000.  The primary source of funds for this change was an increase in deposits of $6,566,000. offset by a decrease in investments of $11,747,000. and net income of $450,000.

Liquidity:

Managing Logan’s liquidity requirements primarily involves meeting the loan demand, deposit withdrawal and the cash flow requirements. Logan’s primary sources of liquid assets are federal funds sold and investment securities maturing in less than one year.  These items can be converted into funds in a short period of time.  At March 31, 2004, Federal Funds Sold amounted to $34,085,000. and securities maturing within one year amounted to $4,257,000.  These are compared to the balances at March 31, 2003 due within one year of $20,990,000. in Federal Funds Sold and maturing Investment securities of $28,210,000.

Traditionally, banks have been able to manage liquidity based on a relatively stable group of core deposits.  The deposits, demand and consumer deposits under $l00,000. are considered the most stable and least expensive source of funds.  During 2004 and 2003, banks continue to be faced with volatile interest sensitive funds and have had to match their funding requirements by using assets and liability management techniques.

Capital Resources:

Logan’s capital position is based on its stockholders’ equity and the primary source of such equity has been retained earnings.  Since Logan’s formation, it has accumulated Retained Earnings of $15,672,000. and has a total Stockholders’ Equity of $17,974,000. as of March 31, 2004; as compared to $15,088,000. of Retained Earnings and total Stockholders’ equity of $17,390,000. at March 31, 2003.

The equity capital was 9.85% and 9.85% of total assets at March 31, 2004 and 2003 respectively.  Logan County Bancshares exceeds all regulatory capital guide lines and has not been advised by any regulatory agency of any minimum capital requirement.

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

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date	May 11, 2004	/s/Harvey Oakley
Harvey Oakley Chairman
(Signature)

Date	May 11, 2004	/s/Eddie D. Canterbury
Eddie D. Canterbury President & CEO.
(Signature)