Form 10-Q
period 2004-06-30
LOGAN COUNTY BANCSHARES INC
filed 2004-08-20
CIK 760327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2004

Commission File Number:  2-95114

LOGAN COUNTY BANCSHARES, INC.
(Exact name of Registrant as specified in its Charter)

West Virginia
(State or other jurisdiction of incorporation or organization)

55-0660015
(I.R.S. Employer Identification No.)

P. O. Box 597, Logan, West Virginia	25601
(Address of principal executive offices)	(Zip Code)

(304) 752-1166
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class Outstanding at August 18, 2004

Common Stock ($1.67 Par Value)	703,991 Shares

LOGAN COUNTY BANCSHARES, INC.

i

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

EXHIBITS

Exhibit 14	Code of Ethics

Exhibit 31.1	Sarbanes-Oxley Act, Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act, Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act, Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act, Section 906 Certification of Chief Financial Officer

Reports on Form 8-K	16

Signatures	17

ii

EXPLANATORY NOTE

As disclosed on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 23, 2004, Logan County BancShares, Inc. (the “Company”), working with its outside auditors and specially retained securities counsel, determined that it was subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  In addition, and as disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s not being registered with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain new certifying independent accountants.  Accordingly, the Company retained S.R. Snodgrass, A.C. on August 10, 2004 to:  (i) review all interim reports that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements included in the Form 10-K for the period ended December 31, 2003; and (iii) review the audit report for the period ended December 31, 2002.  All information contained in this report could be subject to update, amendment, and supplementation based on S. R. Snodgrass’s re-audit of the financial statements included in the Form 10-K for the period ending December 31, 2003, and its review of all interim reports after the adoption of Sarbanes-Oxley.  The Company does not believe there will be material changes to its audited and unaudited financial statements at this time.

PART I

ITEM 1. - FINANCIAL INFORMATION

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement Of Condition

June 30, 2004 (unaudited) and December 31, 2003

(In Thousands)

	June 30, 2004	December 31, 2003

ASSETS
CASH AND DUE FROM BANKS	$7,645	$7,240

FEDERAL FUNDS SOLD	13,140	13,385

INVESTMENT SECURITIES:
AVAILABLE FOR SALE	59,103	47,973

LOANS:
TOTAL LOANS	99,077	101,615
ALLOWANCE FOR LOAN LOSSES	(1,556)	(1,582)
NET LOANS	97,521	100,033
BANK PREMISES AND EQUIPMENT, NET	3,227	3,103
ACCRUED INTEREST AND OTHER ASSETS	3,870	3,755

TOTAL ASSETS	$184,506	$175,489

LIABILITIES AND STOCKHOLDERS EQUITY
DEPOSITS:
DEMAND DEPOSITS:
NON-INTEREST	$34,317	$30,098
INTEREST BEARING	24,159	23,256
SAVINGS DEPOSITS	48,187	43,203
TIME DEPOSITS	57,479	57,595

TOTAL DEPOSITS	164,142	154,152
SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE	2,000	3,000
ACCRUED INTEREST AND OTHER LIABILITIES	477	582

INCOME TAXES PAYABLE:
CURRENT	38	(35)

TOTAL LIABILITIES	166,657	157,699

STOCKHOLDERS’ EQUITY:
COMMON STOCK–$1.67 PAR VALUE; AUTHORIZED – 780,000 SHARES OUTSTANDING – 703,991	1,300	1,300
SURPLUS	2,408	2,408
RETAINED EARNINGS	15,804	15,426
ACCUMULATED OTHER COMP. INCOME(LOSS)	(257)	62
TREASURY STOCK – 76,000 SHARES	(1,406)	(1,406)
TOTAL STOCKHOLDERS’ EQUITY	17,849	17,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,506	$175,489

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Income (unaudited)

For the Six Month Periods Ended June 30, 2004 and 2003

(In Thousands)

	Six Months Ending June 30
	2004	2003
INTEREST AND DIVIDEND INCOME:
INTEREST ON LOANS	$3,486	$3,837
INTEREST AND DIVIDENDS ON INVESTMENTS	472	504
INTEREST ON FEDERAL FUNDS SOLD	99	108
TOTAL INTEREST & DIVIDEND INCOME	4,057	4,449

INTEREST EXPENSE:
INTEREST ON DEPOSITS	841	1,037
INTEREST OTHER	51	46
TOTAL INTEREST EXPENSE	892	1,083
NET INTEREST INCOME	3,165	3,366
PROVISION FOR LOAN LOSSES	0	3
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,165	3,363

NON-INTEREST INCOME:
SERVICE FEES	418	430
OTHER OPERATING INCOME	110	85
TOTAL NON-INTEREST INCOME	528	515

NON-INTEREST EXPENSES:
SALARIES AND BENEFITS	1,163	1,160
EXPENSE OF BANK PREMISES AND EQUIPMENT	280	310
DATA PROCESSING	309	273
SUPPLIES	84	67
FEDERAL RESERVE CHARGES	50	54
DIRECTOR FEES	47	38
POSTAGE	43	61
OTHER OPERATING EXPENSES	344	301
TOTAL NON-INTEREST EXPENSES	2,320	2,264
INCOME BEFORE INCOME TAXES	1,373	1,614
INCOME TAXES	488	585
NET INCOME	$885	$1,029
Earnings per common share:
Basic	$1.26	$1.46
Diluted	$1.26	$1.46

Dividends per common share:	$0.72	$0.70
Average outstanding shares:
Basic	703,991	703,991
Diluted	703,991	703,991

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Income (unaudited)

For the Three Month Periods Ended June 30, 2004 and 2003

(In Thousands)

	Three Months Ending June 30,
	2004	2003
INTEREST AND DIVIDEND INCOME:
INTEREST ON LOANS	$1,729	$1,910
INTEREST AND DIVIDENDS ON INVESTMENTS	259	231
INTEREST ON FEDERAL FUNDS SOLD	45	59
TOTAL INTEREST & DIVIDEND INCOME	2,033	2,200

INTEREST EXPENSE:
INTEREST ON DEPOSITS	415	506
INTEREST OTHER	24	27
TOTAL INTEREST EXPENSE	439	533
NET INTEREST INCOME	1,594	1,667
PROVISION FOR LOAN LOSSES	0	1
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,594	1,666

NON-INTEREST INCOME:
SERVICE FEES	221	236
OTHER OPERATING INCOME	47	26
TOTAL NON-INTEREST INCOME	268	262

NON-INTEREST EXPENSES:
SALARIES AND BENEFITS	573	576
EXPENSE OF BANK PREMISES AND EQUIPMENT	146	161
DATA PROCESSING	178	137
SUPPLIES	48	38
FEDERAL RESERVE CHARGE	23	27
DIRECTOR FEES	23	18
POSTAGE	11	27
OTHER OPERATING EXPENSES	185	161
TOTAL NON-INTEREST EXPENSES	1,187	1,145
INCOME BEFORE INCOME TAXES	675	783
INCOME TAXES	240	285
NET INCOME	$435	$498

Earnings per common share:
Basic	$0.62	$0.71
Diluted	$0.62	$0.71
Dividends per common share:	$0.36	$0.35

Average outstanding shares:
Basic	703,991	703,991
Diluted	703,991	703,991

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Six Month Period Ended June 30, 2004

(In Thousands)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
BALANCE – DECEMBER 31, 2003	$1,300	$2,408	$15,426	$(1,406)	$62		$17,790

COMPREHENSIVE INCOME
NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2004	0	0	885	0	0	$885	885

OTHER COMPREHENSIVE INCOME
NET OF TAX:
UNREALIZED LOSSES ON AVAILABLE-FOR-SALE SECURITIES	0	0	0	0	(319)	(319)	(319)
COMPREHENSIVE INCOME						$566

DIVIDENDS ON 703,991 SHARES COMMON STOCK @ $.72			(507)				(507)
BALANCE –JUNE 30, 2004	$1,300	$2,408	$15,804	$(1,406)	$(257)		$17,849

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows (unaudited)

For the Six Month Periods Ended June 30, 2004 and 2003

(In Thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$885	$1,029
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION	124	132
SECURITY AMORTIZATION AND ACCRETION	102	55
PROVISION FOR LOAN LOSSES	0	3
(INCREASE) DECREASE IN OTHER ASSETS	(92)	(436)
INCREASE (DECREASE) IN OTHER LIABILITIES	(465)	(607)
NET CASH PROVIDED BY OPERATING ACTIVITIES	554	176

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF SECURITIES AVAILABLE SALE	38,083	31,977
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	0	0
PURCHASE OF SECURITIES AVAILABLE FOR SALE	(49,250)	(37,255)
NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD	245	(820)
NET (INCREASE) DECREASE IN LOANS	2,538	3,969
PURCHASE OF BANK PREMISES AND EQUIPMENT	(248)	(45)
NET CASH USES FOR INVESTING ACTIVITIES	(8,632)	(2,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN DEMAND DEPOSITS	5,122	3,848
NET INCREASE (DECREASE) IN SAVINGS DEPOSITS	4,984	(1,837)
NET INCREASE (DECREASE) IN TIME DEPOSITS	(116)	(526)
NET INCREASE (DECREASE) IN REPURCHASE AGREEMENTS	(1,000)	2,000
DIVIDENDS PAID	(507)	(493)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,483	2,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	405	994

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	7,240	5,967
CASH AND CASH EQUIVALENT AT END OF PERIOD	$7,645	$6,961

Supplemental Disclosures of Cash Flow Information Cash Paid For:
Interest	$857	$1,088
Income Taxes	$580	$506

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

1.                                       Financial Statements

The foregoing statements are unaudited; however, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial statements have been included.

2.                                       Basis of Consolidation

The Consolidated Statement of Condition and Consolidated Statement of Income of Logan County BancShares, Inc. include the activity of Logan Bank and Trust Company, a wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

3.                                       Critical Accounting Policies

The accounting and reporting policies of Logan County BancShares, Inc. ( the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”), with the instructions for Form 10-Q and Article 10 of Regulations S-X, and to general practices within the financial services industry.  Accordingly, the financial statements do not contain all of the financial information and footnotes required by US GAAP.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

4.                                       Income Recognition

The Company recognizes interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, the accrual of interest is discontinued.  In addition, previously accrued interest deemed uncollectible that was recognized in income is reversed.  Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.  A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer doubtful.

5.                                       Allowance for Loan Losses

In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management.  The Company maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio.  This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors.  Management continually monitors the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis.  The internal loan review function provides for an independent review to evaluate the adequacy of the allowance.  The provision could increase or decrease each quarter based upon the results of management’s formal analysis.

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans.  Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap.  The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

6.                                       Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented.  The following represents comprehensive income for the three months ended June 30, 2004, and 2003.

	For the three Months ended June 30, 2004	For the three Months ended June 30, 2003
Net income	$435	$498
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities net of reclassification adjustment	(306)	(34)

Comprehensive Income (Loss)	$129	$464

LOGAN COUNTY BANCSHARES, INC.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

EARNINGS PER SHARE

Earnings per weighted-average common share, for the six-month periods ended June 30, 2004 and 2003 were $1.26 and $1.46, respectively.  Year-to-date earnings through June 30, 2004 reflect an annualized return on average assets (ROAA) of 1.00% compared to 1.20% for the same period ended June 30, 2003.  Also, these earnings reflect an annualized return on average equity (ROAE) of 9.93% and 11.82% respectively, for the periods ending June 30, 2004 and 2003.  Dividends for the second quarter of 2004 increased to $0.36 per share, or 2.9% from $0.35 per share paid for the second quarter of 2003.

COMPARISION OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The Company reported net income of $885,000 for the six months ended June 30, 2004 compared to $1,029,000 for the six months ended June 30, 2003, representing a 14% decrease or $144,000.  Net interest income, the primary component of interest income, for the six months period ended June 30, 2004, was $3,165,000, a decrease of $201,000 or 5.97% as compared to $3,363,000 for the same period.  The decrease points out the decline in interest rates over the two periods in 2004.  Management continues to actively monitor interest rate risk using asset and liability matching techniques.  Net interest margins for the six months ended June 30, 2004 and 2003 were 3.54% and 3.94%, respectively.

Interest income amounted to $4,057,000 at June 30, 2004, a decrease of $392,000 or 8.81%, from $4,449,000 for the same six-month period of 2003.  Interest income reflected a weighted-average yield of 4.55% for the quarter ended June 30, 2004, compared to 4.96% for the same six-month period in 2003.  Average interest earning assets were $167,146,000 and $161,683,000 during the six months ended June 30, 2004 and 2003, respectively.

Interest expense decreased to $439,000 for the quarter ended June 30, 2004, which was down $94,000 or 17.64% from $533,000 for the second quarter of 2003.  For the six months ended June 30, 2004, interest expense totaled $892,000, which was down $191,000 or 17.64% compared to $1,083,000 for the six-month period ended June 30, 2003.  This reflected an average cost of funds of 1.01% and 1.30%, respectively, for the six-month periods ended June 30, 2004 and 2003, and .98% and 1.23% for the second quarters of 2004 and 2003, respectively.  Average interest bearing liabilities were $126,939,000 and $125,315,000 during the six months ended June 30, 2004 and 2003, respectively, and $128,342,000 and $125,478,000 for the second quarters of 2004 and 2003, respectively.

There was no provision for loan losses for the six-month period ended June 30, 2004, compared to $3,000 for the comparable period in 2003.  Also, there was no provision for the second quarter of 2004 compared to $1,000 for the second quarter of 2003.  The decreased provision resulted primarily from an increase in recoveries and slower loan growth.

NON-INTEREST INCOME

Non-interest income includes revenues from service charges on deposit accounts, fees from the sale of checks, fees from automated teller machines, safe deposit box rent and insurance investment. For the three-month period ended June 30, 2004, non-interest income totaled $268,000, representing an increase of $6,000 or 0.02% from the $262,000 recorded during the same period in 2003.  For the six months ended June 30, 2004, non-interest income was $528,000, which was $13,000 or 2.52% more than the first half of 2003.

NON-INTEREST EXPENSE

Non-interest expense includes overhead costs which are not related to interest expense or to losses from loans or securities or income tax expense.  During the six months ending June 30, 2004, the Company’s non-interest expense totaled $2,362,000, increasing $48,000 or 2.07% over the non-interest expense for the six months ended June 30, 2004.  For the second quarter non-interest expense was $1,187,000 or 3.67% more than the $1,145,000 for the same period in 2003.

Salaries and employee benefits are the Company’s largest non-interest cost, representing approximately 50% of total non-interest expense for the first half of 2004 which was virtually the same as the first half of 2003.  For the second quarter of 2004, this percentage was 48%, and it was down compared to 50% for the second quarter of 2003. Management was effective in controlling this category of expense for both periods in 2004. Expressed as a percentage of assets, annualized non-interest expense was 2.51% for the first half of 2004 compared to 2.61% for the comparable period for 2003.  Comparing the second quarter of 2004 to 2003, these ratios were 2.57% and 2.64%, respectively.

INCOME TAXES

Logan County BancShares’ income tax expense, for the six month period ended June 30, 2004, reflected a $97,000 or 16.58% decrease compared to 2003.  For the second quarter of 2004, income tax expense was down $45,000 or 15.79%.  Income tax expenses equaled 35.54% and 36.25% of income before taxes for the first half of 2004 and 2003, respectively.  For the second quarter of 2004 and 2003 these percentages were 35.56% and 36.40%, respectively.  For the three month and six month periods the decrease in income tax expense was directly attributable to the decrease in pre-tax income.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at June 30, 2004 were approximately $184,506,000 as compared to approximately $175,489,000 at December 31, 2003, or an increase of $8,810,000 or 5.1%.  The loan portfolio decreased by $2,538,000 at June or 2.50%, during this six-month period, from $101,615,000 at December 31, 2003.  As the economy began to show signs of improvement during the first half, loan demand began to improve.  By investing short-term, management believes it is better positioned to manage the interest margin as interest rates begin to increase.  The investment portfolio increased by $11,130,000 or 23.2% during this same period; at the same time federal funds sold decreased by $245,000 or 1.8%.  Total deposits increased by $9,990,000 to $164,142,000 at June 30, 2004 from $154,152,000 at December 31, 2003.  Although deposits increased by 6.5%, pricing for deposits is very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers.

The continuing stagnation in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses.  The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses.  This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.  At June 30, 2004, and December 31, 2003, the allowance for loan losses was $1,556,000 and $1,582,000, respectively.  This resulted in the ratio of the allowance for loan losses to total period-end loans increasing slightly from 1.56% at December 31, 2003, to 1.57% at June 30, 2004.

Financial instruments include commitments to extend and standby letters of credit.  These commitments include standby letters of credit of approximately $987,000 at June 30, 2004 and $1,027,000 at

December 31, 2003.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance sheet items of approximately $12,203,000 at June 30, 2004 and $11,670,000 at December 31, 2003, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

This report may contain certain forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties.  Actual results could differ materially from those contained in or implied by such statements for a variety of factors including: changes in economic conditions which may affect the Company’s primary market area; rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of government actions and reforms; and rapidly changing technology and evolving financial industry standards.

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $554,000 of liquidity for the six-month period ended June 30, 2004, compared to $176,000 for the same six months in 2003.  The principal elements of these operating flows are net income, increased for significant non-cash expenses and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the six-month periods ended June 30, 2004 and 2003, due to the low interest rate environment, maturities and calls of investment securities amounted to $38,083,000 and $31,977,000, respectively.  As of June 30, 2004, the Company had approximately $4,257,000 of investment securities that mature within 12 months.  Interest rates are beginning to stabilize and the rapidity of calls in investment securities is expected to decline.  Relatively flat loan demand resulted in a net decrease in loans of $2,538,000 for the first six months of 2004 following a decline of $3,969,000 the same period in 2003.

Risk Elements

The table below presents information concerning non-performing assets including non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about the collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans for which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower’s ability to pay.

	June 30, 2004	December 31, 2003
	(dollars in thousands)
Loans on non-accrual basis	$972	$1,059
Loans past due 90 days or more	209	149
Renegotiated loans	0	0

Total non-performing loans	1,181	1208

Other real estate	171	202
Repossessed assets	3	3

Total non-performing assets	$1,355	$1,413

Non-performing loans as a percent of total loans	1.19%	1.19%

Non-performing assets as a percent of total assets	.73%	.81%

Allowance for loan losses to non-performing loans	131.75%	130.96%

Management monitors impaired loans on a continual basis. As of June 30, 2004, the Company had impaired loans with a principal balance of $1,384,688. During the six months ended June 30, 2004, loans decreased $2,538,000 and non-performing loans decreased $27,000, while the allowance for loan losses decreased $26,000. The percentage of allowance for loan losses to loans outstanding remained at 1.57 % during this time period. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

This report may contain certain forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by such statements for a variety of factors including: changes in economic conditions which may affect the Company’s primary market area, rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of government actions and reforms; and rapidly changing technology and evolving financial industry standards.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management is responsible for the planning, implementation, and control process for determining asset mix and maturity features relative to liability maturities in such a way that net interest margin will be maximized.  A major tool for such a process is gap management of the Company’s interest sensitive assets to interest sensitive liabilities.

The negative gap position as presented in the following table for maturities of one year or less is offset by the substantial positive gap position for maturities greater than one year.  The earnings of the Company are sufficient to withstand the short-term negative gap position.  Should a large fluctuation occur, increasing the costs of funds, management would consider increasing service charges and non-interest fees which management determines the market would bear in order to negate increased rate costs.  An additional response, at the option of management, would be liquidation of certain long-term investments, and conversion of those funds into short-term securities.

The Company’s management recognized the concentration of large certificates of deposit.  The Company’s policy of asset-liability management matches both rates and maturities so the Company will not have a liquidity problem or allow income to be materially affected by a change in rates.

All demand and savings deposits are considered highly volatile, although experience has shown these accounts to be stable regardless of economic cycles.  Interest on savings and other transactional accounts have generally remained constant over periods of interest rate changes.  Therefore, deposits and savings are classified as “over one year” to represent a more realistic rate sensitive gap.

INTEREST RATE SENSITIVE ANALYSIS TABLE

(In Thousands of Dollars)

As of June 30, 2004	0-90	91-180	181-365	Total One Year	Over One Year	Total
Earning Assets
Loans	$15,371	$2,529	$6,321	$24,221	$74,856	$99,077
Investments	0	251	2,241	2,492	56,692	59,184
Federal Funds Sold	13,140	0	0	13,140	0	13,140

Total Earning Assets	28,511	2,780	8,562	39,853	131,548	171,401

Interest Bearing Liabilities
Demand Deposits	24,159	0	0	24,159	0	24,159
Savings	210	449	0	659	47,528	48,187
CD’s of $100,000 and Over	2,532	2,972	1,850	7,354	11,909	19,263
Other Time	7,309	5,853	5,887	19,049	19,167	38,216

Total Interest Bearing Liability	34,210	9,274	7,737	51,221	78,604	129,825

Interest Sensitivity Gap	$(5,699)	$(6,494)	$825	$(11,368)	$52,944	$41,576

Cumulative Gap	$(5,699)	$(12,193)	$(11,368)	$(11,368)	$52,944	$41,576

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	83.34%	71.96%	77.81%	77.81%	132.02%	132.02%

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

As of June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange act Rule 13a-15(e)).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (i) enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and (ii) are designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal controls:

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls identified in connection with the evaluation performed by the Chief Executive Officer and Chief Financial Officer that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. – NONE

ITEM 2. – NONE

ITEM 3. – NONE

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Logan County BancShares held its annual meeting on May 25, 2004. At this meeting, the shareholders approved the election of the following directors to serve until the 2005 Annual Meeting.

	For	Against	Withheld

Eddie Canterbury	418,325	0	1,377

David McCormick	418,325	0	1,377

Harvey Oakley	418,325	0	1,377

Clell Peyton	418,325	0	1,377

Earle B. Queen	418,325	0	1,377

LeVeta Jean Ray	418,325	0	1,377

Walter D. Vance	418,325	0	1,377

William W. Wagner	418,325	0	1,377

Michael Winter	418,325	0	1,377

Glenn T. Yost	418,325	0	1,377

ITEM 5. – NONE

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits required by Item 601 of Regulation S-K :

(14)                            Code of Ethics

(31)                            Rule 13a-14(a)/15d-14(a) Certifications

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(32)                            Section 1350 Certifications

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(b)                                 Reports on Form 8-K

1.                                       On July 23, 2004, the Company filed a current report on Form 8-K disclosing that it will amend its filings on Form 10-K for the years ending December 31, 2002, and December 31, 2003, and its filings on Form 10-Q for the quarters ending September 30, 2002, March 31, 2003, June 30, 2003, September 30, 2003, and March 31, 2004, as a result of learning that it is subject to the Sarbanes-Oxley Act of 2002.

2.                                       On August 4, 2004, the Company filed a current report on Form 8-K announcing changes to the Company's certifying accountant.

3.                                       On August 17, 2004, the Company filed a current report on Form 8-K disclosing its retention of a new certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.

(Registrant)

Date: August 18, 2004	/s/ Eddie Canterbury
Eddie Canterbury
Chief Executive Officer

Date: August 18, 2004	/s/ Mark Mareske
Mark Mareske
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

14	Code of Ethics

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer