Form 10-Q
period 2004-09-30
LOGAN COUNTY BANCSHARES INC
filed 2004-11-15
CIK 760327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2004

Commission File Number:  2-95114

LOGAN COUNTY BANCSHARES, INC.
(Exact name of Registrant as specified in its Charter)

West Virginia (State or other jurisdiction of Incorporation or organization)

55-0660015 (I.R.S. Employer Identification No.)

P. O. Box 597, Logan, West Virginia (Address of principal executive offices)	25601 (Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class Outstanding at November 11, 2004
Common Stock ($1.67 Par Value)	703,991 Shares

LOGAN COUNTY BANCSHARES, INC.

Table of Contents

EXPLANATORY NOTE

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

Consolidated Statements of Condition as of September 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Income For the Nine-Month Periods Ended September 30, 2004 and 2003 (Unaudited)

Consolidated Statements of Income For the Three-Month Periods Ended September 30, 2004 and 2003 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity for the Nine-Month Period Ended September 30, 2004 (unaudited)

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2004 and 2003 (Unaudited)

Notes to Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

i

EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Act, Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act, Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act, Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act, Section 906 Certification of Chief Financial Officer

Reports on Form 8-K

Signatures

ii

LOGAN COUNTY BANCSHARES, INC.

EXPLANATORY NOTE

As disclosed on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 23, 2004, Logan County Bancshares, Inc. (the “Company”), working with its outside auditors and specially retained securities counsel, determined that it was subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  In addition, and as disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the audit report for the period ended December 31, 2003; and (iii) review the audit report for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of the financial statements as of and for the year ended December 31, 2003, material adjustments were made to the Company’s previously reported December 31, 2003, financial statements.  These adjustments are discussed in Note 4 to the financial statements herein.  The Company anticipates filing amended disclosures to the Company’s reports on Form 10-Q for the periods ending March 31, 2004, September 30, 2003, June 30, 2003, March 31, 2003 and September 30, 2002 and on Form 10-K for the periods ending December 31, 2003 and December 31, 2002, in order to bring these reports into compliance with Sarbanes-Oxley and to reflect the re-audit of the financial statements for the year ended December 31, 2003.  The information contained in this report takes into account the re-audited financial statements.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,256	$5,342
Federal funds sold	23,200	13,385
Total cash and cash equivalents	29,456	18,727

Investment securities:
Available-for-sale (at fair value)	53,774	47,892

Loans	98,900	101,615
Less allowance for possible loan losses	(1,555)	(1,582)
Net loans	97,345	100,033

Premises and equipment, net	3,267	3,103
Accrued income receivable	740	843
Bank owned life insurance	2,062	2,012
Other assets	1,001	993

Total assets	$187,645	$173,603

LIABILITIES

Noninterest bearing deposits:
Demand	$33,565	$29,722
Interest bearing deposits:
Demand	27,095	21,735
Savings	48,520	43,203
Time	57,876	57,595
Total deposits	167,056	152,255
Repurchase agreements	2,000	3,000
Accrued interest and other liabilities	472	558
Total liabilities	169,528	155,813

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 par value: 703,991 shares issued	1,300	1,300
Treasury Stock - 76,000 shares at cost	(1,406)	(1,406)
Surplus	2,408	2,408
Retained earnings	15,951	15,426
Accumulated other comprehensive income (loss)	(136)	62
Total stockholders’ equity	18,117	17,790

Total liabilities and stockholders’ equity	$187,645	$173,603

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans
Taxable	$5,196	$5,725
Investment securities:
Available-for-sale	793	741
Interest on federal funds sold	162	150
Total interest income	6,151	6,616

INTEREST EXPENSE
Deposits	1,259	1,529
Other borrowings	69	73
Total interest expense	1,328	1,602

Net interest income	4,823	5,014

PROVISION FOR POSSIBLE LOAN LOSSES	—	3

Net interest income after provision for possible loan losses	4,823	5,011

NONINTEREST INCOME
Service charges and other fees	616	661
Other operating income	180	106
Total noninterest income	796	767

NONINTEREST EXPENSE
Salary and employee benefits	1,732	1,721
Taxes - other	79	140
Depreciation	198	198
Repairs and maintenance	181	202
Fees paid to Directors	71	58
Federal Reserve charges	95	84
Data processing	510	402
Supplies	134	91
Professional fees	130	56
Postage	83	89
Other operating expenses	397	449
Total noninterest expense	3,610	3,490

Income before income taxes	2,009	2,288

INCOME TAXES	717	864

Net income	$1,292	$1,424

Dividends declared per common share	$1.09	$1.06

Earnings per common share:	$1.83	$2.15

Weighted-average outstanding shares:	703,991	703,991

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,
	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans
Taxable	$1,710	$1,888
Investment securities:
Available-for-sale	321	237
Interest on federal funds sold	62	42
Total interest income	2,093	2,167

INTEREST EXPENSE
Deposits	418	492
Other borrowings	18	27
Total interest expense	436	519

Net interest income	1,657	1,648

PROVISION FOR POSSIBLE LOAN LOSSES	—	—

Net interest income after provision for possible loan losses	1,657	1,648

NONINTEREST INCOME
Service charges and other fees	198	231
Other operating income	70	21
Total noninterest income	268	252

NONINTEREST EXPENSE
Salary and employee benefits	569	561
Taxes - other	50	49
Depreciation	66	66
Repairs and maintenance	33	67
Fees paid to Directors	24	20
Federal Reserve charge	45	30
Data processing	201	129
Supplies	50	24
Professional fees	74	20
Postage	40	28
Other operating expenses	138	93
Total noninterest expense	1,290	1,087

Income before income taxes	635	813

INCOME TAXES	229	329

Net income	$406	$484

Dividends declared per common share	$0.37	$0.36

Earnings per common share:	$0.57	$0.69

Weighted-average outstanding shares:	703,991	703,991

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

						Accumulated Other Compre- hensive	Compre-
	Common Stock			Retained	Treasury	Income	hensive
	Shares	Stock	Surplus	Earnings	Stock	(Loss)	Income	Total

BALANCE, DECEMBER 31, 2003	703,991	$1,300	$2,408	$15,426	$(1,406)	$62		$17,790

Comprehensive income:
Net income for the nine months ended September 30, 2004	—	—	—	1,292	—	—	$1,292	1,292
Other comprehensive income, net of tax
Unrealized loss on securities available-for-sale	—	—	—	—	—	(198)	(198)	(198)
Comprehensive income							$1,094

Cash dividend ($1.09 per share)	—	—	—	(767)	—	—		(767)

BALANCE, SEPTEMBER 30, 2004	703,991	$1,300	$2,408	$15,951	$(1,406)	$(136)		$18,117

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,292	$1,513
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for loan losses	—	3
Depreciation and amortization	198	198
Earnings on bank owned life insurance	(50)	—
Premium amortization and accretion
on investment securities	239	189
Change in interest receivable and other assets	95	(315)
Change in accrued interest and other liabilities	(86)	(469)
Other, net	(225)	(16)
Net cash provided by operating activities	1,463	1,103

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales/calls of securities available-for-sale	45,583	45,332
Proceeds from maturities of securities available-for-sale	5,000	—
Purchases of securities available-for-sale	(56,704)	(56,239)
Net decrease in loans	2,715	5,915
Purchase of bank premises and equipment	(362)	(50)
Net cash used in investing activities	(3,768)	(5,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposits	9,203	9,075
Net change in savings deposits	5,317	(1,447)
Net change in time deposits	281	(311)
Net change in repurchase agreements	(1,000)	2,000
Dividends paid	(767)	(746)
Net cash provided by financing activities	13,034	8,571

INCREASE IN CASH AND CASH EQUIVALENTS	10,729	4,632

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,727	16,968

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,456	$21,600

Supplemental Disclosures:
Cash paid for interest	$1,338	$1,536
Cash paid for income taxes	$614	$878

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Logan County BancShares, Inc. ( the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

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

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate these loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,555,000 at September 30, 2004, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies, and losses on loans.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities available-for-sale or held-to-maturity. All debt and equity securities have been classified as available-for-sale to serve principally as a source of liquidity. Until realized, unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, expectations about market interest rates, the financial condition of the issuer, and the Company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods unless the investments are held to maturity.

Income Taxes

The Company and its subsidiary file consolidated federal and state income tax returns. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period. The provision for income taxes during the current period is at a rate which management believes will approximate the effective rate for the year.

Cash Flows

Cash and cash equivalents consist of cash and due from banks and federal funds sold.

Earnings Per Share

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share.  Earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary.  The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  The adoption of this Interpretation did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the financial Accounting Standards Board (“FASB”) revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefits.  This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets.  Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements.  This statement is effective for financial statements with fiscal years ending after December 15, 2003.  The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003.  The adoption of this statement did not have a material effect on the Company’s disclosure requirements.

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.  The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments.  EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  EIFT 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004.  The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance.  The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004.  The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities.  For the nine months ended September 30, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).  For the nine months ended September 30, 2003, comprehensive income totaled $1,317,000.  For the three months ended September 30, 2004 and 2003, comprehensive income totaled $528,000 and $410,000, respectively.

NOTE 4 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the audit report for the period ended December 31, 2003; and (iii) review the audit report for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of the financial statements as of and for the year ended December 31, 2003, the following material adjustments were made to the company’s previously reported 2003 financial statements:

Cash was decreased by $1,898,000, non-interest bearing demand deposits decreased by $376,000, and interest bearing demand deposits decreased by $1,522,000 as the result of the elimination of intercompany account balances as of December 31, 2003.  Total assets and total liabilities each decreased by $2,056,000 as the result of these eliminations and the reclassification of deferred tax balances.  Previously reported net income and net income per share remained unchanged.

The Consolidated Statement of Cash Flows has been restated to include federal funds sold as cash and cash equivalents.

LOGAN COUNTY BANCSHARES, INC.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This narrative will assist readers in their analysis of the accompanying consolidated financial statements.  It should be read in conjunction with the unaudited consolidated financial statements and the notes.  Management is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company, except as discussed herein. Management is also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

Comparison of the Results of Operations for the Three Months ended September 30, 2004 and 2003

Net income decreased by $78,000, or 16%, from net income of $484,000 for the three months ended September 30, 2003, to net income for the three months ended September 30, 2004, of $406,000.

Total interest and dividend income decreased $74,000, or 3%, from $2,167,000 for the quarter ended September 30, 2003, to $2,093,000 for the same period in 2004.  The decrease is attributed to the decrease in interest on loans of $178,000, or 9%, offset by increase in interest and dividends on investments of $84,000, or 35%.  The decrease in interest on loans was due to the decrease in the average balance of loans of $6,653,000 and the decrease of 24 basis points in the average yield on loans.  Interest on available-for-sale securities increased due to an increase of $5,819,000 in the average balance invested.  The yield on investment securities dropped by 150 basis points due to the general decrease in rates from 2003 and management’s decision to invest in securities with shorter maturities Management invested in securities with shorter maturities because they expect interest rates to increase in the near future.

Total interest expense on deposits decreased by $83,000, or 16%, from $519,000 for the three months ended September 30, 2003, to $436,000 for the three months ended September 30, 2004.  The decrease in interest expense on deposits was the direct result of the 25 basis point decrease in the cost of funds from 1.23% for the three months ended September 30, 2003, to .98% for the same period in 2004.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio.  This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.  Based on this analysis, management established an allowance for loan losses.  The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the probable losses that may be incurred in the Bank’s portfolio.  The provision for loan losses remained the same for the three months ended September 30, 2004, as compared to the same three months ended September 30, 2003.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as the status of the loan portfolio and economic conditions dictate.  Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by regulators, as part of their examination process, and the Company’s independent accountants, which may result in the establishment of an additional allowance based on the judgment of the regulators after a review of the information available at the time of their examination.

Noninterest income increased by $16,000, or 6%, to $268,000 for the three-month period ended September 30, 2004, from $252,000 for the same period in 2003 due to an increase in other operating income offset by a decrease in service charge income.  The increase in other income was the direct result of earnings on bank owned life insurance which was purchased in the fourth quarter of 2003.

Noninterest expense increased by $203,000, or 19%, from $1,087,000 for the three months ended September 30, 2003, to $1,290,000 for the same period in 2004.  Compensation and employee benefits, the largest component of noninterest expense, increased slightly for the three months ended September 30, 2004, compared to the same period in 2003.  Other significant changes in noninterest expenses for the 2004 period compared to 2003 include a $72,000 increase in data processing costs to $201,000, or 56%; a $26,000 increase in supplies to $50,000, or 108%; and a $54,000 increase in professional fees to $74,000, or 270%.  Supplies and data processing costs increased because of the bank’s implementation of a new check image processing system in 2004.  The increase in professional fees is the result of the cost associated with amending previous periodic securities filings to conform with the requirements of the Sarbanes-Oxley Act of 2002 and for other deficiencies.  This cost will continue through the end of 2004.

Income tax expense decreased by $100,000, or 30%, from $329,000 for the three months ended September 30, 2003, to $229,000 for the three months ended September 30, 2004, as a result of the decrease in pre-tax income.

Comparison of the Results of Operations for the Nine Months ended September 30, 2004 and 2003

The Company reported net income of $1,292,000 for the nine months ended September 30, 2004, compared to $1,424,000 for the nine months ended September 30, 2003, representing a 9.3% decrease, or $132,000.  The primary component, net interest income, for the nine-month period ended September 30, 2004, was $4,823,000, a decrease of $191,000, or 3.8%, as compared to $5,014,000 for the same period in 2003.  The decrease points out the decline in interest rates over the two periods.  Management continues to actively monitor interest rate risk using asset and liability matching techniques.  Net interest margins for the nine months ended September 30, 2004 and 2003, were 3.54% and 3.85%, respectively.

Total interest income amounted to $6,151,000 for the nine months ended September 30, 2004, a decrease of $465,000, from $6,616,000 for the same period in 2003 due to lower rates.  Interest income reflected a weighted-average yield of 3.54% for the quarter ended September 30, 2004, compared to 3.85% for the same period in 2003.  Average interest earning assets were $166,345,000 and $165,042,000 during the nine months ended September 30, 2004 and 2003, respectively.

Total interest expense decreased to $1,328,000 for the nine months ended September 30, 2004, or $274,000, from $1,602,000 for the same period in 2003 due to lower rates.  This reflected an average cost of funds of 1.04% and 1.27%, respectively, for the nine-month periods ended September 30, 2004 and 2003.  Average interest bearing liabilities were $128,012,000 and $126,399,000 during the nine months ended September 30, 2004 and 2003, respectively.

Noninterest income increased by $29,000, or 4%, to $796,000 for the nine-month period ended September 30, 2004, from $767,000 for the same period in 2003 due to an increase in other operating income offset by a decrease in service charge income.  The increase in other income was the direct result of earnings on bank owned life insurance which was purchased in the fourth quarter of 2003.

Noninterest expense increased by $120,000, or 3%, from $3,490,000 for the nine months ended September 30, 2003, to $3,610,000 for the same period in 2004.  Compensation and employee benefits, the largest component of noninterest expense, increased slightly for the nine months ended September 30, 2004, compared to the same period in 2003.  Other significant changes in noninterest expenses for the 2004 period compared to 2003 include a $108,000 increase in data processing costs to $510,000, or 27%; a $43,000 increase in supplies to $134,000, or 47%; and a $74,000 increase in professional fees to $130,000, or 132%.  Supplies and data processing costs increased because of the Bank’s implementation of a new check image processing system in 2004.  The increase in professional fees is the result of the cost associated with amending previous periodic securities filings to conform with the requirements of the Sarbanes-Oxley Act of 2002 and for other deficiencies.  As previously mentioned, this expense will continue through the end of 2004.

The provisions for loan losses amounted to zero and $3,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.  The decreased provision resulted primarily from collection activity and slower loan growth.

Both basic and diluted earnings per weighted-average common share, for the nine-month periods ended September 30, 2004 and 2003, were $1.83 and $2.15, respectively.  Earnings through September 30, 2004, reflect an annualized return on average assets (ROAA) of 0.95% compared to 1.16% for the period ended September 30, 2004.  Also, these earnings reflect an annualized return on average equity (ROAE) of 9.60% and 11.54%, respectively, for the periods ending September 30, 2004 and 2003.  Dividends for the nine months ended September 30, 2004, increased to $1.09 per share, or 2.8%, from $1.06 per share paid for the same period in 2003.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at September 30, 2004, were approximately $187,645,000 as compared to approximately $173,603,000 at December 31, 2003, or an increase of $14,042,000, or 8.1%.  The loan portfolio decreased by $2,715,000, or 2.7%, during the nine-month period ended September 30, 2004.  As the economy began to show signs of improvement during the third quarter, loan demand began to improve.  However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment.  By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase.  The investment portfolio increased by $5,882,000, or 12.3%, during this same period; at the same time, federal funds sold increased $9,815,000, or 73.3%.  Total deposits increased by $14,801,000 to $167,056,000 at September 30, 2004, from $152,255,000 at December 31, 2003.

Although deposits increased by nearly 9.7%, pricing for deposits is very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers, indicating continued pressure on the Company’s net interest income.  Management believes that the deposit growth is attributable to the Bank’s service delivery as its deposit rates are in line with those of competing institutions.

The level to slow growth in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses.  The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses.  This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.  At September 30, 2004, and December 31, 2003, the allowance for loan losses was $1,555,000 and $1,582,000, respectively.  This resulted in the ratio of the allowance for loan losses to total loans increased slightly from 1.57% at September 30, 2004, compared to 1.50% at September 30, 2003.  Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit.  These commitments include standby letters of credit of approximately $987,000 at September 30, 2004, and $817,000 at December 31, 2003.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance sheet items of approximately $13,199,000 at September 30, 2004, and $11,879,000 at December 31, 2003, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management, in part, involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $1,538,000 of liquidity for the nine-month period ended September 30, 2004, compared to $1,537,000 for the same nine months in 2003.  The principal elements of these operating flows are net income, increased for significant non-cash expenses and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the nine-month periods ended September 30, 2004 and 2003, due to the low interest rate environment, maturities and calls of investment securities amounted to $50,583,000 and $45,332,000, respectively.  As of September 30, 2004, the Company had approximately $6,722,000 of investment securities that mature within 12 months.  Interest rates are beginning to increase and the rapidity of calls in investment securities is expected to decline.  Relatively flat loan demand resulted in a net decrease in loans of $2,715,000 for the first nine months of 2004 following a decline of $5,970,000 for the same period in 2003.

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

The Company’s management recognized the concentration of large certificates of deposit.  The Company’s policy of asset-liability management matches both rates and maturities so the Company will not have a liquidity problem or allow income to be affected by a change in rates.

All demand and savings deposits are considered highly volatile, although experience has shown these accounts to be stable regardless of economic cycles.  Interest on savings and other transactional accounts have generally remained constant over periods of interest rate changes.  Therefore, deposits and savings are classified as “over one year” to represent a more realistic rate sensitive gap.

Management believes there has been no material change to either the interest rate risk or material market risk since December 31, 2003.

INTEREST RATE SENSITIVE ANALYSIS TABLE

(In Thousands of Dollars)

As of December 31, 2003

	0-90	91-180	181-365	Total One Year	Over One Year	Total
Earning Assets
Loans	$17,606	$2,572	$3,364	$23,542	$78,073	$101,615
Investments	13,591	6,607	6,607	26,805	21,087	47,892
Federal Funds Sold	13,385	0	0	13,385	0	13,385

Total Earning Assets	44,582	9,179	9,971	63,732	99,160	162,892

Interest Bearing Liabilities
Demand Deposits	21,735	0	0	21,735	0	21,735
Savings	12,185	9,689	21,330	43,204	0	43,204
CD’s of $100,000 and Over	2,804	1,991	3,270	8,065	14,348	22,413
Other Time	6,834	6,707	6,341	19,882	15,300	35,182
Repurchase Agreements	0	0	0	0	3,000	3,000

Total Interest Bearing Liability	43,558	18,387	30,941	92,886	32,648	125,534

Interest Sensitivity Gap	$1,024	$(9,208)	$(20,970)	$(29,154)	$66,512	$27,358

Cumulative Gap	$1,024	$(8,184)	$(29,154)	$(29,154)	$37,358	$37,358

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	102.35%	49.92%	32.23%	68.61%	149.08%	129.76%

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (i) enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and (ii) are designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  As a result, no corrective actions were required or undertaken.

LOGAN COUNTY BANCSHARES, INC.

PART II

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The nature of the business of the Company’s subsidiary generates a certain amount of litigation involving matters arising in the ordinary course of business.  The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or its subsidiary is a part or of which any of their property is subject.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date: November 11, 2004	/s/ Eddie Canterbury
Eddie Canterbury, Chief Executive Officer

Date: November 11, 2004	/s/ Mark Mareske
Mark Mareske, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer