Form 10-Q/A
period 2003-09-30
LOGAN COUNTY BANCSHARES INC
filed 2004-12-02
CIK 760327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2003

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

Class Outstanding at November 24, 2004

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

Reports on Form 8-K

Signatures

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending September 30, 2003, by adding Items 3 and 4, which were not previously addressed in the Company’s 10-Q for the period ending September 30, 2003, and making additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 2.

As disclosed on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 23, 2004, Logan BancShares, Inc. (the “Company”), working with its outside auditors and specially retained securities counsel, learned that it was subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  The addition of Items 3 and 4 and the additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 2 were made to bring the 10-Q into compliance with Sarbanes-Oxley.

This Amendment No. 1 on Form 10-Q/A also revises the consolidated balance sheet to eliminate intercompany balances, restates the consolidated statement of cash flows to reflect federal funds sold as cash equivalents and makes other revisions in format to conform to standard financial institution presentation. As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the audit report for the period ended December 31, 2003; and (iii) review the audit report for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of 2003 certain adjustments to 2002 financial information were made as discussed in Note 3 to the unaudited financial statements herein.  McNeal Williamson concurred with the adjustments.

PART 1

ITEM 1 – FINANCIAL INFORMATION

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,930	$5,598
Federal funds sold	15,670	11,370
Total cash and cash equivalents	21,600	16,968

Investment securities:
Available-for-sale (at fair value)	51,788	41,305

Loans	102,018	107,933
Less allowance for possible loan losses	(1,567)	(1,619)
Net loans	100,451	106,314

Premises and equipment, net	3,069	3,217
Accrued interest and other assets	1,841	1,526

Total assets	$178,749	$169,330

LIABILITIES
Noninterest bearing deposits:
Demand	$29,961	$24,707
Interest bearing deposits:
Demand	25,672	21,851
Savings	43,417	44,864
Time	58,341	58,652
Total deposits	157,391	150,074
Repurchase agreements	3,000	1,000
Accrued and deferred income taxes	197	17
Accrued interest and other liabilities	397	1,046
Total liabilities	160,985	152,137

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 par value:
703,991 shares issued	1,300	1,300
Treasury Stock - 76,000 shares at cost	(1,406)	(1,406)
Surplus	2,408	2,408
Retained earnings	15,398	14,631
Accumulated other comprehensive income	64	260
Total stockholders’ equity	17,764	17,193

Total liabilities and stockholders’ equity	$178,749	$169,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	NIne Months Ended September 30,
	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans
Taxable	$5,725	$6,491
Investment securities:
Available-for-sale	741	1,039
Interest on federal funds sold	150	153
Total interest income	6,616	7,683

INTEREST EXPENSE
Deposits	1,529	2,013
Other borrowings	73	120
Total interest expense	1,602	2,133

Net interest income	5,014	5,550

PROVISION FOR POSSIBLE LOAN LOSSES	3	180

Net interest income after provision for possible loan losses	5,011	5,370

NONINTEREST INCOME
Service charges and other fees	661	486
Other operating income	106	84
Total noninterest income	767	570

NONINTEREST EXPENSE
Salary and employee benefits	1,721	1,696
Occupancy and equipment expense	465	440
Other operating expenses	1,215	1,220
Total noninterest expense	3,401	3,356

Income before income taxes	2,377	2,584

INCOME TAXES	864	981

Net income	$1,513	$1,603

WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	703,991

EARNINGS PER COMMON SHARE	$2.15	$2.24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,
	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans
Taxable	$1,888	$2,124
Investment securities:
Available-for-sale	237	343
Interest on federal funds sold	42	53
Total interest income	2,167	2,520

INTEREST EXPENSE
Deposits	492	634
Other borrowings	27	41
Total interest expense	519	675

Net interest income	1,648	1,845

PROVISION FOR POSSIBLE LOAN LOSSES	—	60

Net interest income after provision for possible loan losses	1,648	1,785

NONINTEREST INCOME
Service charges and other fees	231	174
Other operating income	21	18
Total noninterest income	252	192

NONINTEREST EXPENSE
Salary and employee benefits	561	561
Occupancy and equipment expense	155	150
Other operating expenses	371	397
Total noninterest expense	1,087	1,108

Income before income taxes	813	869

INCOME TAXES	329	327

Net income	$484	$542

WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	703,991

EARNINGS PER COMMON SHARE	$0.69	$0.76

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive Income	Compre- hensive
	Shares	Stock	Surplus	Earnings	Stock	(Loss)	Income	Total

BALANCE DECEMBER 31, 2002	703,991	$1,300	$2,408	$14,631	$(1,406)	$260		$17,193

Comprehensive income:
Net income for the the nine months ended September 31, 2003	—	—	—	1,513	—	—	$1,513	1,513
Other comprehensive income, net of tax

Unrealized loss on securities available-for-sale	—	—	—	—	—	(196)	(196)	(196)

Comprehensive income							$1,317

Cash dividend ($1.06 per share)	—	—	—	(746)	—	—		(746)

BALANCE, SEPTEMBER 30, 2003	703,991	$1,300	$2,408	$15,398	$(1,406)	$64		$17,764

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,513	$1,603
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for loan losses	3	180
Depreciation and amortization	198	201
Amortization/accretion on securities	189	(3)
(Increase) decrease in interest receivable and other assets	(315)	(859)
(Increase) decrease in interest payable and other liabilities	(469)	127
Other, net	(16)	—
Net cash provided by operating activities	1,103	1,249

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls of securities available-for-sale	45,332	20,820
Proceeds from maturities of securities available-for-sale	—	4,487
Purchases of securities available-for-sale	(56,239)	(33,935)
Net decrease in loans	5,915	8,336
Purchase of bank premises and equipment	(50)	(48)
Net cash used in investing activities	(5,042)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	9,075	532
Net increase (decrease) in savings deposits	(1,447)	2,982
Net decrease in time deposits	(311)	(3,148)
Net increase in repurchase agreements	2,000	1,000
Dividends paid	(746)	(752)
Net cash provided by financing activities	8,571	614

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,632	1,523

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,968	14,222

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,600	$15,745

Supplemental Disclosures:
Cash paid for interest	$1,536	$2,140
Cash paid for income taxes	$878	$995

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Logan County BancShares, Inc. and subsidiary ( the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

The consolidated financial statements of the Company include its wholly-owned subsidiary, Logan Bank and Trust (the “Bank”).  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation X and, therefore, do not necessarily include all information that would be included in audited financial statements required by US GAAP.  The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003.

These statements should be read in conjunction with the consolidated statements as of and for the fiscal year ended December 31, 2002, and related notes which are included in the Company’s Annual Report on Form 10-K (file no.2-95114).

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,567,000 at September 30, 2003, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies, and losses on loans.

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

NOTE 2 - RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board  (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  This statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date of an entity’s commitment to an exit plan.  The effective date of this statement is for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of this Statement did not have a material impact on the Company.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of SFAS No. 148 did not have a material impact on the Company.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  The statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under Statement No. 133.  The amendments improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  The statement also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  The statement is generally effective for contracts entered into or modified after June 30, 2003.  Adoption of SFAS No. 149 did not have a material impact on the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement improves the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity and requires that those instruments be classified as liabilities.  This statement affects accounting for three types of freestanding financial instruments.  One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type, are instruments whose obligations can be settled with shares, the monetary value is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  Most of the guidance is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  Adoption did not have a material impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  In October 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46.  This deferral only applies to variable interest entities that existed prior to February 1, 2003.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the audit report for the period ended December 31, 2003; and (iii) review the audit report for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of the 2003 financial statements it was discovered that intercompany account balances had not been eliminated as of December 31, 2002.  With the concurrence of McNeal Williamson the following adjustments were made to previously reported financial information as of December 31, 2002:

Cash was and non-interest bearing demand deposits were decreased by $369,000 as the result of the elimination of intercompany account balances as of December 31, 2003.  Total assets and total liabilities each decreased by $369,000 as the result of these eliminations.  Previously reported net income and net income per share remained unchanged.

The consolidated statement of cash flows has been restated to include federal funds sold as cash and cash equivalents.

LOGAN COUNTY BANCSHARES, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Comparison of the Results of Operations for the Three Months ended September 30, 2003 and 2002

Net income decreased by $58,000, or 11%, from net income of $542,000 for the three months ended September 30, 2002, to net income for the three months ended September 30, 2003, of $484,000.

Interest and dividend income decreased $353,000, or 14%, from $2,520,000 at September 30, 2002, to $2,167,000 at September 30, 2003.  The decrease is attributed to the decrease in interest on loans of $236,000, or 11%, and the decrease in interest and dividends on investments of $106,000, or 31%.  The decrease in interest on loans was due to the combination of the decrease in the average balance of loans of $6,289,000 and the decrease of 44 basis points in the average yield on loans.  Interest on available-for-sale securities declined due to interest rates earned in spite of an increase of $5,237,000 in the average balance invested.  The yield on investment securities dropped by 125 basis points due to the general decrease in rates from 2002 and management’s decision to invest in securities with shorter maturities.

Interest expense on deposits decreased by $156,000, or 23%, from $675,000 for the three months ended September 30, 2002, to $519,000 for the three months ended September 30, 2003.  The decrease in interest expense on deposits was the direct result of the 45 basis point decrease in the cost of funds from 1.98% for the three months ended September 30, 2002, to 1.54% for the same period in 2003.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio.  This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.  Based on this analysis, management established an allowance for loan losses.  The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the probable losses that may be incurred in the Bank’s portfolio.  The provision for loan losses decreased by $60,000 for the three months ended September 30, 2003, as compared to the same three months ended September 30, 2002, as a result of such an analysis by management.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate.  Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by regulators, as part of their examination process, which may result in the establishment of an additional allowance based on the judgment of the regulators after a review of the information available at the time of their examination.  In addition, the Company’s independent accountants reviewed the allowance as part of their audit.

Noninterest income increased by $60,000, or 31%, to $252,000 for the three-month period ended September 30, 2003, from $192,000 for the same period in 2002 due to an increase in service charge income and other operating income.  The increase in service charge income was the direct result of a fee increase instituted in 2003.

Noninterest expense decreased by $21,000, or 2%, from $1,108,000 for the three months ended September 30, 2002, to $1,087,000 in September 30, 2003.  Compensation and employee benefits, the largest component of non-interest expense, remained the same for the three months ended September 30, 2003, compared to the same three months ended September 30, 2002.

Income tax expense increased by $2,000, or 1%, from $327,000 for the three months ended September 30, 2002, to $329,000 for the three months ended September 30, 2003.

Comparison of Results of Operations for the Nine Months ended September 30, 2003 and 2002

The Company reported net income of $1,513,000 for the nine months ended September 30, 2003, compared to $1,603,000 for the nine months ended September 30, 2002, representing a 5.6% decrease or $90,000.  The primary component, net interest income, for the nine-month period ended September 30, 2003, was $5,014,000, a decrease of $536,000, or 9.6%, as compared to $5,550,000 for the third quarter of 2002.  The decrease points out the decline in interest rates over the two periods.  Management continues to actively monitor interest rate risk using asset and liability management techniques.  Net interest margins for the three months ended September 30, 2003 and 2002 were 3.04% and 3.42%, respectively.

Interest income amounted to $6,616,000 at September 30, 2003, a decrease of $1,067,000, from $7,683,000 for the same nine-month period of 2002.  Interest income reflected a weighted-average yield of 5.34% for the quarter ended September 30, 2003, compared to 6.32% for the same nine-month period in 2002.  Average interest earning assets were $165,042,000 and $162,109,000 during the three months ended September 30, 2003 and 2002, respectively.

Interest expense decreased to $1,602,000 for the quarter ended September 30, 2003, or $531,000, from $2,133,000 for the nine-month period ended September 30, 2002.  This reflected an average cost of funds of 1.25% and 1.68% respectively, for the nine-month periods ended September 30, 2003 and 2002.  Average interest bearing liabilities were $126,399,000 and $124,457,000 during the nine months ended September 30, 2003 and 2002, respectively.

The provisions for loan losses amounted to $3,000 and $180,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.  The decreased provision resulted primarily from successful collection activity and slower loan growth.

Earnings per weighted-average common share, for the nine-month periods ended September 30, 2003 and 2002, were $2.15 and $2.24, respectively.  Earnings through September 30, 2003, reflect an annualized return on average assets (ROAA) of 1.16% compared to 1.24% for the period ended September 30, 2002.  Also, these earnings reflect an annualized return on average equity (ROAE) of 11.54% and 12.29%, respectively, for the periods ending September 30, 2003 and 2002.  Dividends for the nine months ended September 30, 2003, increased to $1.06 per share, or 2.9%, from $1.03 per share paid for the same period in 2002.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at September 30, 2003, were approximately $178,749,000 as compared to approximately $169,330,000 at December 31, 2002, or an increase of $9,419,000, or 5.6%.  The loan portfolio decreased by $5,915,000 at September 30, 2003, or 5.5%, during this nine-month period, from $107,933,000 at December 31, 2002.  As the economy began to show signs of improvement during the first quarter, loan demand began to improve.  However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment.  By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase.  The investment portfolio increased by $10,483,000, or 25.38% during this same period; at the same time, federal funds sold increased $4,300,000.  Total deposits increased by $7,317,000 to $157,391,000 at September 30, 2003, from $150,074,000 at December 31, 2002.  Although deposits increased by nearly 5%, pricing for deposits is very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers, indicating future pressure on the Company’s net interest income.  Management believes that the deposit growth is attributable to the Bank’s service delivery as its deposit rates are in line with those of competing institutions.

The continuing stagnation in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses.  The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses.  This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.  As a result of management’s analysis of the allowance for loan losses, at September 30, 2003, and December 31, 2002, the allowance for loan losses was $1,567,000 and $1,619,000, respectively.  This resulted in the ratio of the allowance for loan losses to total loans increased slightly from 1.50% at September 30, 2003, compared to 1.53% at September 30, 2003.  Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit.  These commitments include standby letters of credit of approximately $1,102,000 at September 30, 2003, and $802,000 at December 31, 2002.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance-sheet items of approximately $12,582,000 at September 30, 2003, and $11,061.00 at December 31, 2002, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $1,537,000 of liquidity for the nine-month period ended September 30, 2003, compared to $1,249,000 for the same nine months in 2002.  The principal elements of these operating flows are net income, increased for significant non-cash expenses and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the nine-month periods ended September 30, 2003 and 2002, due to the low interest rate environment, maturities and calls of investment securities amounted to $45,332,000 and $20,820,000, respectively.  As of September 30, 2003, the Company had approximately $18,149,000 of investment securities that mature within 12 months.  Interest rates are beginning to stabilize and the rapidity of calls in investment securities is expected to decline.  Relatively flat loan demand resulted in a net decrease in loans of $5,915,000 for the first nine months of 2003 following a decline of $4,188,000 for the same period in 2002.  These decreases in loans are consistent with management’s strategy of investing short-term and not competing for fixed rate loans.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management believes there has been no material change to either the interest rate risk or material market risk since December 31, 2002.

INTEREST RATE SENSITIVE ANALYSIS TABLE

(In Thousands of Dollars)

As of December 31, 2002	0-90	91-180	181-365	Total One Year	Over One Year	Total
Earning Assets
Loans	$6,557	$5,576	$21,299	$33,432	$74,501	$107,933
Investments	4,003	2,021	8,009	14,033	26,734	40,767
Federal Funds Sold	11,370	0	0	11,370	0	11,370

Total Earning Assets	21,930	7,597	29,308	58,835	101,235	160,070

Interest Bearing Liabilities
Demand Deposits	21,851	0	0	21,851	0	21,851
Savings	12,653	10,062	22,149	44,864	0	44,864
CD’s of $100,000 and Over	2,730	2,604	4,251	9,585	7,282	16,867
Other Time	5,413	6,338	11,093	22,844	13,537	36,381

Total Interest Bearing Liability	42,647	19,004	37,493	99,144	20,819	119,963

Interest Sensitivity Gap	$(20,717)	$(11,407)	$(8,185)	$(40,309)	$80,416	$40,107

Cumulative Gap	$(20,717)	$32,124	$(40,309)	$(40,309)	$40,107	$40,107

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	51.14%	47.89%	59.34%	59.34%	133.43%	133.43%

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

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

Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date: November 24, 2004	/s/ Eddie Canterbury
Eddie Canterbury Chief Executive Officer

Date: November 24, 2004	/s/ Mark Mareske
Mark Mareske Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer