Form 10-K/A
period 2003-12-31
LOGAN COUNTY BANCSHARES INC
filed 2004-12-02
CIK 760327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the calendar year ended:

December 31, 2003

Commission File Number:  2-95114

LOGAN COUNTY BANCSHARES, INC.

(Exact name of Registrant as specified in its Charter)

West Virginia	55-0660015
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 597, Logan, West Virginia	25601
(Address of principal executive offices)	(Zip Code)

(304) 752-2080
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes  ☐ No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class Outstanding at November 24, 2004

Common Stock ($1.67 Par Value)	703,991 Shares

The aggregate market value of the voting stock held by non-affiliates of registrant as of November 24, 2004, was $12,472,548, which was based on the last trade price of $44.00.

Documents Incorporated by Reference:  None

LOGAN COUNTY BANCSHARES, INC.

Table of Contents

EXPLANATORY NOTE

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

PART II

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9A.	CONTROLS AND PROCEDURES

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Items 1, 2, 6, 7, 8, 10, 11, 12, 13 and 14, and adds Item 7A, 9A and certain Exhibits.  As disclosed on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 23, 2004, Logan BancShares, Inc. (the “Company”), working with its outside auditors and specially retained securities counsel, learned that it was subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  The amendments to Item 10 adding the disclosures relating to an audit committee financial expert and the adoption of a code of ethics applicable to the senior financial officers and the amendments to Item 14 relating to the adoption of pre-approval policies and procedures for audit and non-audit services are necessary in order for the Company to comply with Sarbanes-Oxley.  In addition, the Company has made additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 to bring the discussion into compliance with Sarbanes-Oxley and to conform the disclosures to the re-audit performed by S.R. Snodgrass, A.C. discussed below.

This Amendment No. 1 on Form 10-K/A also revises the consolidated financial statements as of December 31, 2003, and for the year then ended, including the notes thereto.  As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain new independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the audit report for the period ended December 31, 2003; and (iii) review the audit report for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit, adjustments were made to the previously issued financial statements.

Significant adjustments or restatements are as follows:

•                                          In the Consolidated Statement of Condition as of December 31, 2003 cash and due from banks was reduced by $1,897,531, non-interest bearing deposits were reduced by $376,292 and interest bearing deposits were reduced by $1,521,238 to eliminate intercompany account balances.  Federal Reserve Bank Stock was reclassified from investment securities to other assets and deferred tax liabilities were netted against deferred tax assets, resulting in a reduction in investment securities of $81,000, a reduction in other assets of $77,502 and reduction in other liabilities of $158,502.  The aggregate effect of the adjustments and reclassifications was to reduce total assets and total liabilities each in the amount of $2,056,033.  In addition, federal funds sold have been included in the Company’s definition of cash and cash equivalents and have been reclassified as such, and bank owned life insurance in the amount of $2,011,532 has been separately stated.

•                                          No adjustments or restatements have been made to previously reported net income or net income per share.  The weighted-average shares outstanding for each of the three years 2003, 2002 and 2001 have been included on the consolidated statement of income.

•                                          Comprehensive income for 2003, 2002 and 2001 has been more clearly reflected on the consolidated statement of stockholders’ equity by use of a separate column.

•                                          The consolidated statement of cash flows for 2003, 2002 and 2001 has been restated to reflect federal funds sold as a cash equivalent and to account for the elimination of intercompany deposits.  The 2003 consolidated statement of cash flows has also been restated to reflect the Company’s purchase of bank owned life insurance as an investing activity, rather than an operating activity

•                                          Significant changes to the notes to the consolidated financial statements include the following:

•                                          Note 11 - Disclosure of the current and deferred components of income tax expense; correction of the reconciliation of the reported amount of income tax expense and the amount computed at statutory rates for 2003, 2002 and 2001; and correction of the composition of deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002.

•                                          Note 17 - Correction of the disclosure regarding the limitation on dividend payments bythe subsidiary bank.

•                                          Note 18 - Correction of fair value information.

•                                          Note 19 - Restatement of parent only statements of income for 2003, 2002 and 2001 to reflect the receipt of dividends from the subsidiary bank and to disclose income tax expense.  Restatement of parent only statement of cash flows for 2003, 2002 and 2001 to properly reflect operating and financing activities and to reflect the purchase of treasury stock in 2002.

The adjustments and reclassifications discussed above are also reflected in the total assets and total deposits reported in Item 6 - Selected Financial Data.  The shareholders’ equity percentage in the table has also been restated for the adjustment in total assets.

The amendments to Items 1, 2, 7A, 9A, 10 (with respect to information concerning the Company’s Directors, nominees for Director and Executive Officers), 11, 12, 13, and 14 include information that was required to be disclosed on Form 10-K, but was inadvertently not disclosed by the Company.  There were no disclosures for Items 7A and 9A on Form 10-K.  The information contained in the amendments to Items 1 and 2 supplements the prior disclosures made on Form 10-K, and the information contained in Items 10, 11, 12, 13, and 14 replaces the prior disclosures made on Form 10-K.

PART I

ITEM 1 – BUSINESS

Employees

As of December 31, 2003, the Company and its subsidiaries had approximately 64 full-time equivalent employees. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

Financial Information

The Company’s revenue is derived from interest and fees on loans, interest on investment securities, interest on federal funds sold, service charges and other fees, gains on securities and other sources of income.  The breakdown of revenue is set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 12 through 25 herein.

ITEM 2 – PROPERTIES

All of the office buildings and branches of the Company are owned by the Company.  The land upon which the branch located at Route 10, South Man, West Virginia is situated, is leased.

PART II

ITEM 6 – SELECTED FINANCIAL DATA

LOGAN BANCSHARES, INC. AND SUBSIDIARY

(In Thousands of Dollars)

YEAR ENDED DECEMBER 31:	2003	2002	2001	2000	1999
Total Interest Revenue	$8,766	$10,088	$12,090	$11,508	$10,753
Total Interest Expense	2,087	2,764	4,801	4,828	4,378

Net Interest Revenue	6,679	7,324	7,289	6,680	6,375
Provision for Possible Loan Losses	3	534	700	100	22

Net Interest Revenue After Provision for Possible Loan Losses	6,676	6,790	6,589	6,580	6,353
Other Operating Revenue	986	805	707	769	699
Other Operating Expense	(4,728)	(4,689)	(4,631)	(4,185)	(3,897)

Income Before Income Taxes	2,934	2,906	2,665	3,164	3,155
Income Taxes	1,033	1,064	909	1,131	1,131

Net Income	$1,901	$1,842	$1,756	$2,033	$2,024
Per Common Share:
Net Income	$2.70	$2.57	$2.45	$2.84	$2.83
Cash Dividends Declared	$1.57	$1.53	$1.50	$1.44	$1.34

At December 31:
Total Loans	$101,615	$107,933	$116,907	$113,641	$109,571
Total Assets	173,603	169,329	171,599	157,480	152,746

Total Deposits	152,255	150,073	152,028	138,723	127,619
Short-Term Debt	3,000	1,000	2,000	2,000	9,840
Total Shareholders’ Equity	17,790	17,193	16,800	16,014	14,444
Selected Ratios:
Rate of Return on Average:
Total Assets	1.06%	1.06%	1.03%	1.36%	1.39%
Shareholders’ Equity	10.24%	10.15%	10.36%	13.35%	13.84%
Tier 1 Capital to Total Assets at Year End	10.11%	9.58%	10.31%	10.25%	9.92%
Average Total Shareholders’ Equity to Average Total Assets	10.25%	10.25%	9.95%	10.15%	10.05%
Common Dividend Payout Ratio	58.15%	59.56%	61.12%	50.79%	47.35%
Nonaccrual and Restructured Business Loans as a Percentage of Total Loans	1.04%	1.58%	0.74%	0.37%	0.51%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations at Logan County Bancshares, Inc. and its subsidiary (the Company).

It should be read in conjunction with the audited consolidated financial statements and the accompanying notes, along with the selected financial data presented elsewhere in this report.  Management is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company, except as discussed herein.  Management is also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

FORWARD-LOOKING STATEMENTS

This report may contain certain forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties.  Actual results could differ materially from those contained in or implied by such statements for a variety of factors including: changes in economic conditions which may affect the Company’s primary market area; rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving financial industry standards.

CORPORATE STRUCTURE AND ACQUISITIONS

Logan County Bancshares, Inc. is a bank holding company, which was organized under the laws of the State of West Virginia in 1985.  On May 17, 1985, the Company acquired all the outstanding capital stock of Logan Bank & Trust Company (LB&T) and also all of the outstanding stock of Bank of Chapmanville (BC).  Both of these subsidiaries were banking corporations organized under the laws of the State of West Virginia.  The subsidiaries each had one business segment, community banking.  On October 7, 1996, the subsidiary banks combined and Bank of Chapmanville merged into Logan Bank & Trust Company.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting and reporting policies are an integral part of the results reported.  Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements.  The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the financial services industry.  The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  A variety of factors could affect the ultimate value obtained by the use of assumptions that involve significant uncertainty at the time of estimation.  In some instances we use a discount factor to determine the present value of assets and liabilities.  A change in the discount factor could increase or decrease the values of those assets and liabilities, resulting in either a beneficial or adverse impact to our financial results.  The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

ACCOUNTING, LEGISLATIVE AND REGULATORY MATTERS

Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FASB statements No.5, 57, and 107 and rescission of FASB Interpretation No. 34).” FIN 45 clarifies the requirements of FASB Statement No. 5 (FAS 5), “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  The Company’s primary guarantee included within the scope of FIN 45 relates to financial standby letters of credit issued to commercial customers.  FIN 45 requires the liability recognized in stand-alone arm’s-length transactions to be the premium received or receivable by the guarantor.  FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  Implementation of this interpretation did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (an interpretation of RB No. 51). “FIN 46 addresses the consolidation by business enterprises of certain variable interest entities (VIEs).  In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003.  Application for all other types of entities is required for periods ending after March 14, 2004, unless previously applied.  Management does not anticipate the implementation of this interpretation to have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  FASB Statements No. 133” Accounting for Derivative Instruments and Hedging Activities” and No 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.  This SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process.  This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements’, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No.95, “Statement of Cash Flows”, and No. 126, “Exemption Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”.  In general, SAFS 149 was effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003.  Management does not believe that the Company has any derivative or hedging activities.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  Some of the provisions of this SFAS are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The

remaining provisions of this SFAS are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer.  While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project.  That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.  This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities.  Implementation of this statement did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.  In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary, but would be classified as a liability in the parent’s financial statements under SAFS 150.  The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries.  Management does not believe that the Company has such applicable entities as of December 31, 2003.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“FAS”) No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit.  This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets.  Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements.  This statement is effective for financial statements with fiscal years ending after December 15, 2003.  The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003.  The adoption of this statement did not have a material effect on the Company’s disclosure requirements.

During the first quarter of 2003, the Securities and Exchange Commission promulgated rules to implement several provisions of The Sarbanes-Oxley Act of 2002.  These rules included conditions for using financial measures that exclude information that would be required under generally accepted accounting principles, (“non-GAAP financial measures”).  Additionally, new rules expand the number of events that require current reporting on Form 8-K.  Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management.  Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence.  Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated.

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004.  This guidance, if issued, would require the Company to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued.  As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time.  Management does not anticipate this guidance to have a material impact on the Company’s consolidated financial position or consolidated results of operations.

INCOME STATEMENT ANALYSIS

EARNINGS OVERVIEW

Net income for 2003, was $1,901,000 or $2.70 per share, an increase of $59,000 or 3.2% from the $1,842,000 or $2.57 per share earned in 2002 and $86,000 more than the $1,756,000 or $2.45 per share earned in 2001.  These earnings reflect a decrease in net interest income of $644,000 or 8.8%, due primarily to limitations in the opportunity to reduce interest expense on deposits in a historically low interest rate environment relative to the investment options for loans and investment securities.  Management’s ongoing efforts to enhance asset quality and increase income from other sources partially offset the reduction in net interest income for the year ended December 31, 2003, through a decrease in the provision for loan losses of $531,000 and increase of other income of $181,000.

EARNINGS PER SHARE

The Earnings Per Share Table summarizes the principal sources of changes in earnings per share for 2003.

Net income per share – 2002	$2.57
with 2003 shares	$2.62

Increase (decrease) due to change in:
Net interest income	(0.91)
Provision for loan losses	0.75
Other operating income	0.26
Operating expense	(0.06)
Tax expense	0.04

Net income per share – 2003	$2.70

CONDENSED STATEMENTS OF FINANCIAL CONDITION
Statistical Summary 2003 - 1999

	December 31,
	2003	%	2002	%	2001	%	2000	%	1999	%
Loans	$101,615	58	$107,933	63	$116,907	69	$113,641	72	$109,571	72
Investments	$47,892	28	41,224	25	36,355	21	29,318	19	30,028	19
Federal Funds Sold	13,385	8	11,370	7	7,150	4	4,280	3	—	0

Interest-Earning Assets	$162,892	94	$160,527	95	$160,412	94	$147,239	93	$139,599	91

Cash and Due from Banks	5,342	3	5,597	3	7,072	4	4,687	3	7,184	5
Premises and Equipment	3,103	2	3,217	2	3,384	2	3,594	2	3,774	2
Other Assets	3,847	2	1,606	1	1,883	1	2,363	2	2,889	27
Reserve for Loan Losses	(1,581)	-1	(1,619)	-1	(1,153)	-1	(702)	0	(701)	0
Total Assets	$173,603	100	$169,329	100	$171,599	100	$157,480	100	$152,746	100

Savings & Interest DDA	$64,939	38	$66,716	39	$61,174	36	$51,723	33	$50,023	33
Time Deposits	57,595	33	58,651	34	63,282	37	63,657	41	58,265	38
Short-Term Debt	3,000	2	1,000	1	2,000	1	2,000	1	9,840	6

Interest-Bearing Liabilities	125,534	73	127,367	74	126,456	74	117,380	75	118,128	77

Demand Deposits	29,721	17	24,706	15	27,571	16	23,343	15	19,332	13
Other Liabilities	558	0	1,063	1	772	0	743	0	842	0

Total Liabilities	155,813	90	152,136	90	154,799	90	141,466	90	138,302	90

Total Shareholders’ Equity	17,790	10	17,193	10	16,800	10	16,014	10	14,444	10

Total Liabilities & Equity	$173,603	100	$169,329	100	$171,599	100	$157,480	100	$152,746	100

Total Deposits	$152,255		$150,073		$152,027		$138,723		$127,620

Book Value per Share	$25.27		$24.42		$23.86		$22.75		$20.52

SUMMARY OF OPERATIONS
Statistical Summary 2003 - 1999

	2003	2002	2001	2000	1999
Total Interest Revenue	$8,766	$10,088	$12,090	$11,508	$10,753
Total Interest Expense	2,087	2,764	4,801	4,828	4,378

Net Interest Revenue	6,679	7,324	7,289	6,680	6,375
Provision for Possible Loan Losses	3	534	700	100	22

Net Interest Revenue After Provision for Possible Loan Losses	6,676	6,790	6,589	6,580	6,353
Other Operating Revenue	986	805	707	769	699
Other Operating Expense	(4,728)	(4,689)	(4,631)	(4,185)	(3,897)

Income Before Income Taxes	2,934	2,906	2,665	3,164	3,155
Income Taxes	1,033	1,064	909	1,131	1,131

Net Income	$1,901	$1,842	$1,756	$2,033	$2,024
Per Common Shares: Net Income	$2.70	$2.57	$2.45	$2.84	$2.83
Cash Dividends Declared	$1.57	$1.53	$1.50	$1.44	$1.34

Common Dividend Payout

BALANCE SHEET ANALYSIS

LOANS

The Company’s primary goal is to maximize the return to shareholders.  An important factor in accomplishing this goal is meeting the credit needs of the retail and commercial customers in the Company’s primary markets of southern West Virginia.  Total loans decreased approximately $6,318,000 or 5.9% in 2003, following a 7.7% decrease of $8,975.000 in 2002.  Competition in the Company’s market is very aggressive for originating new loans.  Loan demand was relatively strong during most of 2003, as interest rates remained at historically low levels. Management continued to adhere to its philosophy of not offering long-term fixed-rate loans in this low interest rate cycle.  At December 31, 2003, the loan portfolio comprised 62.4% of total interest-earning assets as compared to 67.2% of total interest-earning assets at December 31, 2002, and contributed 86.5% of total interest income in 2003 and 84.4% in 2002 and 82.6% in 2001.  See Note 4 to the Consolidated Financial Statement for additional information on loans.

During 2003, the Company’s strong emphasis continued to be on lending to local companies with known local management and excellent financial stability.  Most of the commercial loans in the portfolio were made at variable rates of interest.  Additionally, the Company continued to make loans available in an expanding retail marketplace.  Consistent with management’s philosophy on relationship banking, most borrowers are also depositors and utilize other banking services.  The average yield of the loan portfolio decreased to an average rate of 7.30% in 2003 compared to 7.71% in 2002.  This reflected the historically low interest rate environment during 2003, and the continued repricing of loans at lower interest rates.

The commercial loan portfolio is generally diversified and geographically dispersed within the Company’s market.  There are no concentrations, lines of business or industry that represent greater than 30% of the Company’s equity.  Within each specific industry, borrowers are diversified as to specialty, service or other unique feature of the overall industry.  A substantial portion of the customer’s ability to honor their contractual commitment is largely dependent upon the economic conditions of the borrowers’ respective industries and overall economic conditions of southern West Virginia, which is somewhat less volatile than many areas of the country.

The consumer portion of the loan portfolio consists of both secured and unsecured loans made to individuals and families for various reasons including the purchase of automobiles, home improvements, educational expenses and other purposes.  The Company continues to carefully monitor the consumer sector during this period of economic weakness.  As recessionary pressures result in higher levels of unemployment, the likelihood for increased volatility arises in the consumer sector.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract.  See Note 14 to the Consolidated Financial Statements for additional information on Commitments and Contingencies.  Commitments generally have fixed expiration dates or other termination clause and may require the payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements.  Logan Bank and Trust Company had outstanding commitments to extend credit of approximately $12,696,000 at December 31, 2003, and $10,287,000 at December 31, 2002.  These commitments included unfunded loan commitments and unused lines of credit totaling $11,669,000 at December 31, 2003 and $10,881,000 at December 31, 2002.  Additionally, standby letters of credit totaled $1,027,000 at December 31, 2003 and $1,062,000 at December 31, 2002.  Financial standby letters of credit are conditional commitments issued by Logan Bank & Trust Company to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.

A table follows in this discussion and analysis which details the amount and expected maturities of significant commitments of as December 31, 2003.

Nonperforming assets, including nonaccrual loans, loans past-due 90 days or more, restructured loans and other real estate owned, decreased $1,109,000 or approximately 44%, from December 31, 2002 to December 31, 2003, following a decrease of $373,000, or approximately 13% in 2002.  These decreases reflect management’s ongoing efforts to enhance the quality of the loan portfolio.  This improvement was further enhanced by the Company’s adhering to a stricter set of criteria in the determination of granting renewals and extensions.  The Company’s policy is to discontinue the accrual of interest on loans that are past due more than 90 days, unless such loans are well collateralized and in process of collection.  Loans that are on a current payment status or past due less those 90 days may also be classified as nonaccrual if repayment of principal or interest is in doubt.  The Company’s holdings of other real estate owned increased approximately 3%, or $6,000 in 2003, following a decrease of approximately $31,000 in 2002.  See the following schedule in this discussion and analysis titled Nonperforming Assets and Loan Loss Analysis.

The Company maintains, through its provision, an allowance for loan losses believed by management to be adequate to absorb probable credit losses inherent in the portfolio.  Management is committed to the early recognition of problem loans, and to an appropriate and adequate level of allowance.  The allowance for loan losses was 1.50% of year-end loans at December 31, 2003 and December 31, 2002.  The estimation of the adequacy of the allowance for loan losses is the most significant estimate determined by management.  Different amounts could result under different conditions or assumptions.  The allowance for loan losses is also reviewed by banking regulators and the Company’s independent auditors.

The Company uses an outsourcing arrangement for its loan review function with an independent third-party firm.  This process includes a through evaluation of the credit administration systems and personnel. The objective is to have an effective loan review system that provides management with information that will produce a more focused and effective approach in managing credit risk inherent in the loan portfolio.  As a part of this process, a system of loan grades is utilized to further support the adequacy of the loan loss allowance.

In addition to the review of credit quality through the credit review process, the Company constructs a comprehensive analysis of the allowance for loan losses for its loan portfolio at least quarterly.  The procedures that are utilized entail preparation of a loan “watch” list and assigning each loan a classification.  For those individually significant loans where it is determined that it is not probable that the borrower will make all payments in accordance with the original loan agreement, management performs an impairment analysis as required by SFAS Nos. 114 and 118.  Specific reserves are recorded on impaired loans of $427,000 and $267,000 at December 31, 2003 and 2002, respectively.  Other classified loans are categorized and allocated appropriate reserves.  Other loans more than 90 days past due that have not been considered in the aforementioned procedures are assigned a classification of Substandard and are reserved for accordingly.  The remaining portfolio is segregated into consumer, commercial, and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in that category.  Also, a review of concentrations of credit, classes of loans and pledged collateral is performed to determine the existence of any deterioration.  In addition, volume and trends in delinquencies and nonaccural loans, off-balance sheet credit risks, the loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.  See Notes 4, 5 and 15 to the Consolidated Financial Statements for additional information on loan quality, the allowance for loan losses and concentration of credit risk.

ALLOWANCE FOR LOAN LOSSES

The Company maintains, through its provision, an allowance for loan losses believed by management to be adequate to absorb probable credit losses inherent in the portfolio.  Management continues to enhance the methodology and procedures for determining the adequacy of the allowance for loan losses.  This allowance is also reviewed by banking regulators and the Company’s independent auditors.  The procedures that are utilized entail preparation of a loan watch list and assigning each loan a classification.  For those individually significant loans where it is determined that it is not probable that the borrower will make all payments in accordance with the original loan agreement, management performs an impairment analysis.  The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the collateral.

Other classified loans are categorized and allocated appropriate reserves.  Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful.  This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.  Other loans more that 90 days past due, which have not been considered in the aforementioned procedures, are reserved for accordingly.  The remaining portfolio is segregated into consumer, commercial and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in those categories.  Additionally, concentrations of credit, collateral deficient loans, volume and trends in delinquencies, off-balance sheet credit risks, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.  (See Notes 4, 5 and 15 to the Consolidated Financial Statements for additional information on loan quality, the allowance for loan losses and concentration of credit risk.

NONPERFORMING ASSETS AND LOAN LOSS ANALYSIS

	Year Ended December 31
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Amount of Loans Outstanding at End of Period	$100,033	$106,314	$115,754	$112,938	$108 870
Average Amount of Loans	$103,873	$110,174	$110,289	$109,447	$101,197
Balance of Allowance for Possible Loan Losses:
Balance at Beginning of Year	$1,619	$1,153	$702	$700	$701
Loans Charged Off:
Commercial	$0	$9	$32	$0	$0
Real Estate	35	16	30	7	0
Consumer	49	73	205	99	29
Total Loans Charged Off	84	98	257	106	29
Recovers of Loans Previously Charged Off:
Commercial	0	1	1	0	1
Real Estate	5	1	1	3	0
Consumer	38	28	6	5	4
Total Recoveries	43	30	8	8	5
Net Loans Charged Off:	41	68	249	98	24
Provision for Loan Losses	3	534	700	100	23
Balance at End of Period	$1,581	$1,619	$1,153	$702	$700
Ratio of net Charge-Offs to Average Loans	0.039%	0.062%	0.226%	0.090%	0.024%
Allowance at year end as a % of Loans	1.580%	1.523%	0.996%	0.622%	0.643%
Provisions for loan losses as a % of Loans	0.003%	0.502%	0.605%	0.089%	0.021%
Nonperforming assets (at year end)
Nonaccrual	149	617	864	426	555
Past-due ninety days or more and still accruing	992	1,706	1,801	3,338	3,272
Troubled debt restructurings	0	0	0	0	0
Other real estate owned	202	196	227	200	358
Total Nonperforming Assets	1,410	2,519	2,892	3,964	4,185
Nonperforming assets/total loans	1.41%	2.37%	2.50%	3.51%	3.84%
Nonperforming assets/total assets	0.81%	1.49%	1.69%	2.53%	2.75%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000
Types of Loans	Allowance	% Loan Class	Allowance	% Loan Class	Allowance	% Loan Class	Allowance	% Loan Class
Commercial	$854	2.13%	$854	1.94%	$749	1.52%	$464	0.98%
Real Estate	596	1.17%	623	1.19%	288	0.54%	163	0.31%
Consumer	132	1.26%	142	1.24%	116	0.83%	75	5.50%
Total	$1,581	1.58%	$1,619	1.52%	$1,153	1.00%	$702	0.62%

SECURITIES

Securities, the second largest asset of the Company, increased by $6,668,000 or 16.2% during 2003.  This increase resulted from the decrease in the loan portfolio.  At December 31, 2003, securities comprised 29.4% of total interest-earning assets compared to 25.7% of total interest-earning assets at December 31, 2002.  The composition of the Company’s securities portfolio reflects management’s investment strategy of maximizing the appropriate level of asset liquidity and providing management a tool to assist in controlling and managing the Company’s interest rate risk while at the same time producing appropriate levels of interest income.  Management of the maturity of the securities portfolio is necessary to ensure adequate liquidity and manage interest rate risk.  During 2003, in order to maintain liquidity and flexibility, management continued categorizing all investments in the available for sale portfolio.  Management believes that the potential for increased loan demand requires maintaining the liquidity of the securities portfolio.  See the following schedules in this discussion and analysis for more information on the securities portfolio.  In addition, see Note 2 to the Consolidated Financial Statements for additional information.

The following table shows the carrying values of securities at the respective periods, which is market value for available for sale securities.  For additional information see Note 2 to the Consolidated Financial Statements.  There are no securities held to maturity.

	December 31,
	2003	2002	2001
	(Dollar in Thousands)
Securities available for sale
U. S. Government securities	$9,011	$3,972	$3,489
U. S. Government agency securities	38,510	36,532	32,366
Other securities	263	263	250

TOTAL SECURITIES AVAILABLE FOR SALE	$47,784	$40,767	$36,105

The following table shows the maturity periods for Investment Securities as of December 31, 2003.  There were no securities held to maturity.

December 31, 2003	One Year or Less	One Year Through Five Years	Years Through Ten Years	Over Ten Years	Total	Market Value
(Dollars in	(Dollars in Thousands)
thousands)	Amt.Yield	Amt.Yield	Amt.Yield	Amt.Yield	Amt.Yield	Amt.Yield
U. S. Government
Available for sale	$9,001	$0	$0	$0	$9,001	$9,030

U. S. Federal Agency/and Equities
Available for sale	17,783	20,737	0	263	38,783	38,862

Total Securities
Available for sale	26,784	20,737	0	263	47,784	47,892

TOTAL	$26,784	$20,737	$0	$263	$47,784	$47,892

Percent of Total	56.05%	43.40%		0.55%	100.00%	100.00%

Weighted average yield
	2.09%	1.92%		3.95%	2.02%	2.02%

NET INTEREST INCOME

The major portion of the Company’s earnings is derived from net interest income, which is the interest income on interest-earning assets less the interest expense on interest-bearing liabilities.  During 2003 net interest income decreased $644,000 or 8.8%.  This followed a .5% increase in 2002, and a 9.1% increase in 2001.  For the year ended December 31, 2003, interest income decreased $1,322,000, or approximately 13.1%, compared to a decrease of $2,002,000 or 16.6% for 2002, and an increase of $582,000 or 5.1% for 2001.  The net interest margin decreased from 4.45% in 2002 to 4.01% in 2003.  This follows a decrease in 2002 from 4.56% in 2001.  A detailed analysis of the net interest margin for each of these three years follows in this MD&A.  Interest on loans, which decreased $939,000 or 11.0%, contributed to the decrease for 2003, along with interest on securities, which decreased $359,000 or 26.3%.  The decrease in interest income was accompanied by a decrease in interest expense of $677,000 or 24.5% for 2003.  This followed a decrease in interest expense of $2,037,000 or 42.4% for 2002, and a decrease of $27,000 or .5% for 2001.

Net interest income is affected by prevailing market interest rates.  Two other important factors are the changes in the balances (volume) of the earnings assets and interest bearing liabilities and the spread between the various sources and uses of funds.  The performance for 2003 is indicative of the historically low interest rate environment that followed the rapid decline in interest rates that prevailed throughout 2001 and early 2002.  This is reflected in the following volume/rate analysis that shows how both interest rates and the volumes of interest earning assets and interest bearing liabilities combine to change the net interest income.

ANALYSIS OF NET INTEREST MARGIN FOR 2003:

	Year Ended 12/31/03
	Average Balance	Interest	Yield/Rate
ASSETS
INTEREST EARNING ASSETS:
LOANS:
Commercial	$41,444	$2,665	6.43%
Real Estate	51,764	4,004	7.74%
Consumer	10,665	910	8.53%
Total Loans	$103,873	$7,579	7.30%

INVESTMENT SECURITIES
Held to Maturity	0	0	0.00%
Available for Sale	45,014	1,005	2.23%
Total Securities	45,014	1,005	2.23%
Federal Funds Sold	17,472	182	1.04%

Total Interest Earnings Assets	$166,359	$8,766	5.27%

Allowance for Loan Losses	(1,582)
Cash and Due From Banks	5,339
Bank Premises	3,145
Other Assets	1,882

TOTAL ASSETS	$175,143

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Demand Deposits and Savings Deposits	$67,047	$315	0.47%
Time Deposits	58,224	1,672	2.87%
Repurchase Agreement	2,852	100	3.51%

Total Interest-Bearing Liabilities	$128,123	$2,087	1.63%

Demand Deposits	28,166
Accrued Expenses	899

TOTAL LIABILITIES	$157,188

Stockholders’ Equity	17,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,143

Average rate paid to fund earnings assets			1.25%
NET INTEREST MARGIN		$6,679	4.01%

For purposes of this schedule, interest on nonaccural loans have been included only to the extent reflected in the income statement.  However, the nonaccrual loans balance is included in the average amount outstanding.

ANALYSIS OF NET INTEREST MARGIN FOR 2002:

	Year Ended 12/31/02
	Average Balance	Interest	Yield/Rate
ASSETS
INTEREST EARNING ASSETS:
LOANS:
Commercial	$44,680	$3,103	6.94%
Real Estate	53,180	4,262	8.01%
Consumer	12,564	1,154	9.18%
Total Loans	$110,424	$8,519	7.71%

INVESTMENT SECURITIES
Held to Maturity	0	0	0.00%
Available for Sale	40,988	1,364	3.32%
Total Securities	40,988	1,364	3.32%
Federal Funds Sold	13,106	206	1.57%

Total Interest Earnings Assets	$164,518	$10,089	6.13%

Allowance for Loan Losses	(1,250)
Cash and Due From Banks	5,187
Bank Premises	3,337
Other Assets	1,658
TOTAL ASSETS	$173,450

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Demand Deposits and Savings Deposits	$65,384	$584	0.89%
Time Deposits	60,861	2,024	3.33%
Repurchase Agreement	2,910	157	5.39%

Total Interest-Bearing Liabilities	$129,155	$2,765	2.14%

Demand Deposits	25,559
Accrued Expenses	966

TOTAL LIABILITIES	$155,680

Stockholders’ Equity	17,770

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,450

Average rate paid to fund earnings assets			1.68%
NET INTEREST MARGIN		$7,324	4.45%

For purposes of this schedule, interest on nonaccural loans have been included only to the extent reflected in the income statement.  However, the nonaccrual loans balance is included in the average amount outstanding.

ANALYSIS OF NET INTEREST MARGIN FOR 2001:

	Year Ended 12/31/01
	Average Balance	Interest	Yield/Rate
ASSETS
INTEREST EARNING ASSETS:
LOANS:
Commercial	$46,696	$4,209	9.01%
Real Estate	52,514	4,376	8.33%
Consumer	14,079	1,397	9.92%
Total Loans	$113,289	$9,982	8.81%

INVESTMENT SECURITIES
Held to Maturity	0	0	0.00%
Available for Sale	25,967	1,354	5.21%
Total Securities	25,967	1,354	5.21%
Federal Funds Sold	20,540	754	3.67%

Total Interest Earnings Assets	$159,796	$12,090	7.57%

Allowance for Loan Losses	(788)
Cash and Due From Banks	5,027
Bank Premises	3,561
Other Assets	2,785

TOTAL ASSETS	$170,381

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Demand Deposits and Savings Deposits	$57,807	$1,139	1.97%
Time Deposits	64,549	3,522	5.46%
Repurchase Agreement	2,000	140	7.00%

Total Interest-Bearing Liabilities	$124,356	$4,801	3.86%

Demand Deposits	28,052
Accrued Expenses	1,023

TOTAL LIABILITIES	$153,431

Stockholders’ Equity	16,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,381

Average rate paid to fund earnings assets			3.00%
NET INTEREST MARGIN		$7,289	4.56%

For purposes of this schedule, interest on nonaccural loans have been included only to the extent reflected in the income statement.  However, the nonaccrual loans balance is included in the average amount outstanding.

THE FOLLOWING TABLE IS AN ANALYSIS OF THE CHANGES IN INTEREST INCOME AND INTEREST EXPENSE FOR THE DATES SHOWN.

	2003 vs 2002
	Increase Due to Volume	(Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	$(312)	$(126)	$(438)
Real Estate	(113)	(145)	(258)
Consumer	(174)	(70)	(244)

TOTAL LOANS	(599)	(341)	(940)

SECURITIES

Available for Sale	134	(493)	(359)

TOTAL SECURITIES	134	(493)	(359)

FEDERAL FUNDS SOLD

Federal Funds Sold	69	(93)	(24)

TOTAL INTEREST INCOME	(396)	(927)	(1,323)

INTEREST EXPENSE ON:
Savings & Interest Bearing Demand Deposits	148	(417)	(269)
Time Deposits	(88)	(264)	(352)

Purchased Agreements	(3)	(54)	(57)

TOTAL INTEREST EXPENSE	57	(735)	(678)

NET INTEREST INCOME	$(453)	$(192)	$(645)

Changes due to a combination of volume and rate have been proportionately allocated to volume and rate.

THE FOLLOWING TABLE IS AN ANALYSIS OF THE CHANGES IN INTEREST INCOME AND INTEREST EXPENSE FOR THE DATES SHOWN.

	2002 vs 2001
	Increase Due to Volume	(Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	$(140)	$(966)	$(1,106)
Real Estate	54	(168)	(114)
Consumer	(139)	(104)	(243)

TOTAL LOANS	(225)	(1,238)	(1,463)

SECURITIES

Available for Sale	500	(490)	10

TOTAL SECURITIES	500	(490)	10

FEDERAL FUNDS SOLD

Federal Funds Sold	(117)	(431)	(548)

TOTAL INTEREST INCOME	158	(2,159)	(2,001)

INTEREST EXPENSE ON:
Savings & Interest Bearing Demand Deposits	68	(623)	(555)
Time Deposits	(123)	(1,375)	(1,498)

Purchased Agreements	49	(32)	17

TOTAL INTEREST EXPENSE	(6)	(2,030)	(2,036)

NET INTEREST INCOME	$164	$(129)	$35

Changes due to a combination of volume and rate have been allocated proportionately to volume and rate.

THE FOLLOWING TABLE IS AN ANALYSIS OF THE CHANGES IN INTEREST INCOME AND INTEREST EXPENSE FOR THE DATES SHOWN.

	2001 vs 2000
	Increase Due to Volume	(Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	(140)	(966)	$(1,106)
Real Estate	54	(168)	(114)
Consumer	(139)	(104)	(243)

TOTAL LOANS	(225)	(1,238)	(1,463)

SECURITIES

Available for Sale	500	(490)	10

TOTAL SECURITIES	500	(490)	10

FEDERAL FUNDS SOLD

Federal Funds Sold	(117)	(431)	(548)

TOTAL INTEREST INCOME	158	(2,159)	(2,001)

INTEREST EXPENSE ON:
Savings & Interest Bearing Demand Deposits	49	(32)	17
Time Deposits	(6)	(2, 030)	(2,036)

Purchased Agreements	$164	$(129)	$35

TOTAL INTEREST EXPENSE	57	(735)	(678)

NET INTEREST INCOME	$(453)	$(192)	$(645)

Changes due to a combination of volume and rate have been allocated proportionately to volume and rate.

PROVISIONS FOR LOAN LOSSES

The Company experienced a significant decrease in the provision for loan losses during 2003.  The provision for loan losses was $3,000 for 2003, compared to $534,000 for 2002 and $700,000 for 2001.  Factors contributing to the decreased provision in 2003 included decreased charge-offs in certain commercial mortgage loans, along with fewer charge-offs in the retail sector.  In evaluating the loan portfolio at December 31, 2003, with the improved level of nonaccrual and past-due loans, it is anticipated that loan losses will remain stable in 2004.

NONINTEREST INCOME AND EXPENSE

Noninterest income increased $182,000 or 22.6% in 2003, following a $97,000 or 13.8% increase in 2002, and a $62,000 or 8.1% decrease in 2001.  The largest component of non-interest income is service charges on deposit accounts.  These fees increased approximately $201,000 or 30.6% in 2003, after an increase of approximately $28,000 or 4.5% in 2002, and a decrease of approximately $41,000 or 6.1% in 2001.

Noninterest expense increased .8% in 2003, following 1.3% increase in 2002 and a 10.6% increase in 2001.  Personnel expense is the largest component of noninterest expense.  Personnel expense increased 2.4% in 2003, following an increase of 4.7% in 2002, and 3.2% in 2001.  In the years presented management has been able to control noninterest expense by utilizing new technology and reassignment of personnel.

DEPOSITS

Deposits, the Company’s major source of funds, increased approximately $2,181,000 or 1.45% in 2003, following an increase of $1,585,000 or .98% in 2002.  These increases occurred primarily in demand deposits as management placed emphasis on attracting this type of account and providing superior service for these customers. The average rate paid on interest-bearing deposits in 2003 was 1.63% and 2.14% in 2002.  Strong competition for deposits exists in the Company’s primary markets among commercial banks, savings banks, thrift institutions, credit unions, mutual funds, brokerage houses, insurance companies, and certain national retailers.  Despite this intense competition, management continues to evaluate pricing strategies that will ensure the Company’s long-term goal of maintaining market share without sacrificing profitability.

AVERAGE DEPOSITS

The following table shows average deposits and rates paid for the years indicated:

	2003 Average		2002 Average		2001 Average
	Balance	Rates Paid	Balance	Rates Paid	Balance	Rates Paid

Non-interest bearing demand deposits	$28,166	N/A	$25,559	N/A	$28,052	N/A
Interest bearing Demand & Savings	67,047	0.47%	65,384	0.89%	57,807	1.97%
Time Deposits	58,224	2.87%	60,861	3.33%	64,549	5.46%
Repurchased Agreements	2,852	3.51%	2,910	5.39%	2,000	7.00%
TOTAL INTEREST-BEARING DEPOSITS	$128,123	1.63%	$129,155	2.14%	$124,356	3.86%

There are no foreign offices.  Average balances are computed on daily balances.

MATURITIES OF TIME CERTIFCATES OF DEPOSITS OF $ 100,000 OR MORE

The following table shows the maturities of certificates of deposits of $100,000 or more at December 31, 2003

Under 3 months	$2,804
3 to 6 months	1,991
6 to 12 months	3,270
Over 12 months	8,723

TOTAL CERTIFICATES OF DEPOSIT OF $ 100,000 OR MORE	$16,788

SHORT-TERM BORROWED FUNDS

The following table shows the Company’s short-term borrowings for 2003, 2002 and 2001:

	December,31
	2003	2002	2001
	(Dollars in Thousands)

Securities sold under agreement to repurchase	$3,000	$1,000	$2,000

TOTAL BORROWED FUNDS	$3,000	$1,000	$2,000

The approximate average interest rates, average amounts outstanding, and maximum amounts outstanding at any month-end for securities sold under agreements to repurchase are as follows:

	2003	2002	2001
Average interest rates at December 31	4.00%	6.00%	7.00%
Maximum amounts outstanding at any month-end	$3,000	$3,000	$2,000
Average daily amount outstanding	$2,852	$2,910	$2,000
Weighted average interest rates	3.51%	5.39%	7.00%

INCOME TAXES

Applicable income taxes for 2003 decreased $30,000 or 2.9%.  This followed a $154,000 or 17.0% increase for 2002, and a $222,000 or 19.6% decrease for 2001.  Income taxes computed at the statutory rate do not differ materially from income tax expense reported on the Company’s financial statements.  For a complete discussion of the Company’s tax position, refer to Note 11 of the Notes to Consolidated Financial Statements, presented elsewhere in this report.

RETURN ON EQUITY AND ASSETS

The following chart shows various percentages relating to equity and assets:

	December 31,
	2003	2002	2001

Percentage of net income to:
Average stockholders’ equity	10.59%	10.37%	10.36%
Average total assets	1.09%	1.06%	1.03%
Percentage of dividends declared per common share to net income per common share	58.15%	59.56%	61.12%
Percentage of average stockholders’ equity to average total assets	10.25%	10.24%	9.95%

CAPITAL RESOURCES

Cash dividends paid to stockholders during 2003 totaled $1,105,000, following $1,097,000 in 2002 and $1,075,000 for 2001.  This represents a dividend pay-out ratio (dividends divided by net income) of 58% in 2003, 60% in 2002 and 61% in 2001.  Cash dividends per share equaled $1.57 per share in 2003, $1. 53 per share in 2002 and $1.34 per share in 2001.  The Company is dependent upon dividends paid by its subsidiary bank to fund dividends to the stockholders and to cover other Holding Company operating costs.  The Company’s board of directors considers historical financial performance, future prospects, and anticipated needs for capital in formulating the dividend payment policy.  Future dividends are dependent upon the Company’s financial results, future prospects, capital requirements and general economic conditions.

One of management’s primary objectives is to maintain a strong capital position.  Stockholders’ equity increased $597,000 or 3.5% in 2003. This increase resulted primarily from a net increase in retained earnings of $796,000 offset by a decrease in accumulated other comprehensive income of $199,000.

The percentage of earnings reinvested in the Company (net income less dividends as a percentage of net income) for the years 2003, 2002 and 2001 was 42%, 40% and 39%, respectively.  The internal capital formation rate (net income less dividends as a percentage of average stockholders’ equity) indicates the rate at which assets can grow while maintaining the current ratio of stockholders’ equity to assets.  The internal capital information rate was 4.4% in 2003, 4.2% in 2002 and 4.0% in 2001.

REGULATORY CAPITAL

As of December 31, 2003, the Company and its subsidiary bank were considered well capitalized by the Federal Reserve.  Management is not aware of any changes which would affect this classification.  For more information, see Note 16 to the Consolidated Financial Statements.

Risk-based capital regulations require all banks and bank holding companies to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital.  Conceptually, risk-based capital requirements assess the risk of a financial institution’s balance sheet and off-balance sheet commitments in relation to its capital.  Under the guidelines capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets in determining the risk-based capital ratios.  The Company’s Tier I capital, which consists of stockholders’ equity, adjusted for certain intangible assets, amounted to $17,755,000 at December 31, 2003, or 18.8% of total risk-weighted assets, compared to $16,943,000 at December 31, 2002, or 17.4% of total risk-weighted assets.  Tier II capital, or supplementary capital, includes capital components such as qualifying allowance for loan losses, and can equal up to 100% of an institution’s Tier I capital with certain limitations.  The Company’s Tier II capital amounted to $1,187,000 at December 31, 2003, or 1.26% of total risk-weighted assets, compared to $5,000 at December 31, 2002, or .05% of total risk-weighted assets.

The Company’s total consolidated risk-based capital was $18,942,000 at December 31, 2003, or 10.75% of total risk-weighted assets, compared to $16,948,000, or 9.79% of total risk-weighted assets as of December 31, 2002.  Additionally, risk-based capital guidelines require a minimum leverage ratio (Tier I capital divided by average adjusted total consolidated assets) of 4%, which may be increased for institutions with higher levels of risk or that are experiencing or anticipating significant growth.  The Company has not been advised by any regulatory agency of a higher leverage ratio applicable to it.  As of December 31, 2003 and 2002, the Company’s leverage ratio was 10.75% and 9.79% respectively; therefore, the Company exceeded all current minimum capital requirements.

COMMITMENTS

As of December 31, 2003, this table shows off-balance-sheet commitments classified by expiration date:

	1 Year	1 to 3	3 to 5	Over 5
	or Less	Years	Years	Years	Total
	(Dollars in Thousands)

Unused Lines of Credits
Home equity lines	$279	$—	$—	$—	$279
Commercial and financial	1,250	—	—	—	1,250
Other unused commitments	10,140	—	—	—	10,140
Financial standby letters of credit	1,027	—	—	—	1,027

AMOUNT OF LOANS OUTSTANDING

The following table reflects a summary of loans outstanding by classification at December 31 for the years indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Commercial, Financial and Agricultural	$40,125	$43,980	$39,706	$36,582	$32,936
Real Estate Mortgage	51,031	52,503	55,532	56,282	55,437
Installment loans to Individuals	10,458	11,450	21,669	20,776	21,198

TOTAL LOANS OUTSTANDING	$101,614	$107,933	$116,907	$113,640	$109,571

The following is a summary of loans outstanding as a percent of total loans as of December 31:

	December 31,
	2003	2002	2001	2000	1999
Commercial, Financial and Agricultural	39.49%	40.75%	33.96%	32.19%	30.06%
Real Estate Mortgage	50.22%	48.64%	47.50%	49.53%	50.59%
Installment Loans to Individuals	10.29%	10.61%	18.54%	18.28%	19.35%
	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturity of 1-4 family residential loans, commercial and all other loans outstanding as of December 31, 2003:

	Less Than One Year	One Year to Five Years	Greater Than Five Years	Total
One to Four Family Residential	$4,212	$13,381	$32,406	$49,999
Commercial and Other	19,330	17,468	13,758	50,556
Total	$23,542	$30,849	$46,164	$100,555

Note: Schedule does not include loans in nonaccrual status.

LIQUIDITY MANAGEMENT

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds and to have sufficient funds available to meet borrowers’ credit needs.  In the opinion of management, the Company maintains sufficient liquidity to satisfy the needs of its customers.  To ensure the Company is positioned to meet immediate and future cash demands, management relies on liquidity analysis, knowledge of business trends over past economic cycles and forecasts of future conditions.

Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $979,000 of liquidity for the year ended December 31, 2003, compared to providing $3,164,000 and $2,929,000 in 2002 and 2001, respectively.  The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization.  In 2003, 2002 and 2001, these funds were utilized primarily to fund increasing investments aggregating $62,262,000, $24,612,000 and $55,583,000, respectively.

A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  During 2003, due to the continued low interest rate environment, maturities and calls of investment securities amounted to $55,832,000, compared to $19,925,000 in 2002 and $49,006,000 in 2001.  As of December 31, 2003, the Company had approximately $47,530,000 of investment securities that mature within 36 months.  It is anticipated that as interest rates begin to stabilize, the rapidity of calls in investment securities will decline.  For the year ended December 31, 2003, $62,262,000 of cash was redeployed in investment securities.

THE EFFECTS OF INFLATION AND CHANGING PRICES

Inflation affects the Company in several ways, but not to the same extent that it does a company that makes large capital expenditures or has a large investment in inventory.  The Company’s asset and liability structure is primarily monetary in nature and, therefore, its financial results are more affected by changes in interest rates than by inflation.  However, the actions of the Federal Reserve Board indicate that interest rate management will continue to be the primary tool used to curtail inflationary pressures.  Inflation does affect noninterest expense, such as personnel expense and the cost of services and supplies.  To the extent these higher costs cannot be recovered by pricing of loans and deposits, these increases must be offset to the extent possible, by increases in noninterest income and by control of noninterest expense.

PER SHARE DATA BY QUARTER

The shares of Logan County BancShares, Inc. are infrequently traded in the local over-the counter market and are not listed on any exchange or national association.  Management is not aware of any security dealer, which makes a market in the stock; therefore, no active trading market should be deemed to exist.

The sales price for Logan County BancShares, Inc. stock is determined by negotiations between individual buyers and sellers.  Although the Company keeps no records of sale prices paid for the Company stock, and has no direct knowledge of such prices, for purposes of presentation and based on the information available, Company’s management estimates the approximate market value ranges for 2003 and 2003 to be as shown in the following table.  The number of stockholders at December 31, 2003 was 401 and outstanding shares totaled 703,991, net of 26,000 treasury shares.

PER SHARE DATA BY QUARTER

			Estimated Sales Prices
	Dividends		2003		2002
	2003	2002	High	Low	High	Low
Quarter
First Quarter	$0.35	$0.34	$42.00	$42.00	$42.00	$42.00
Second Quarter	0.35	0.34	42.00	42.00	42.00	42.00
Third Quarter	0.35	0.34	42.00	42.00	42.00	42.00
Fourth Quarter	0.51	0.50	42.00	42.00	42.00	42.00
	$1.57	$1.53

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The income stream of the Company is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount earned on the Company’s interest-earning assets and the amount paid for interest-bearing liabilities.  Another important factor is the timing of the maturity of these assets and liabilities including when they are prepaid, withdrawn, mature or reprice in specified periods.  The goal of assets and liability management is to maintain high quality and consistent growth of net interest income with acceptable levels of risk to changes in market interest rates.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  The rates earned on overnight federal funds, on which rates change daily, and loans which are tied to a prime interest rate, differ considerably from long-term securities and fixed rate loans.  Similarly, time deposits of $100,000 and over, NOW accounts and money market deposit accounts are much more interest sensitive than passbook savings accounts and other interest-bearing liabilities.  The Company uses a number of tools to measure interest rate risk, including simulating net interest income under various rate scenarios, monitoring the change in present value of the asset and liability portfolios under the same rate scenarios and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods.

Management continues its efforts to generate variable rate loans.  However, with strong competition for loans, and in an historically low interest rate environment, customers are seeking more fixed rate loans.  The results of management’s efforts to balance interest-earning assets against interest-bearing liabilities can be seen in the Analysis of Interest Rate Sensitivity table which follows this discussion.

Management continues to monitor the Company’s asset/liability gap positions, while incorporating more sophisticated risk measurement tools, including simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities and interest rates.  Utilizing simulation modeling allows the Company to evaluate earnings and capital risk due to significant changes in interest rates.

The following table presents the Company’s Interest Rate Sensitivity position at December 31, 2003:

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Logan County BancShares, Inc.

We have audited the accompanying consolidated balance sheet of Logan County BancShares, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002, were audited by other auditors whose report dated February 26, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logan County BancShares, Inc. and subsidiary, as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ S. R. SNODGRASS, A.C.

Wheeling, West Virginia
October 7, 2004

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,342,353	$5,597,679
Federal funds sold	13,385,000	11,370,000
Total cash and cash equivalents	18,727,353	16,967,679

Investment securities:
Available-for-sale (at fair value)	47,891,978	41,224,138

Loans
Mortgage loans	51,031,339	52,502,944
Installment Loans	10,457,792	11,449,826
Commercial and other loans	40,125,576	43,979,821
	101,614,707	107,932,591
Less allowance for loan losses	(1,581,414)	(1,618,632)
Net loans	100,033,293	106,313,959

Premises and equipment, net	3,103,002	3,217,324
Accrued income receivable	843,052	811,373
Bank owned life insurance	2,011,532	—
Other assets	992,800	794,556

Total assets	$173,603,010	$169,329,029

LIABILITIES

Noninterest bearing deposits:
Demand	$29,721,377	$24,706,436
Interest bearing deposits:
Demand	21,735,171	21,851,348
Savings	43,203,543	44,864,222
Time	57,594,652	58,651,287
Total deposits	152,254,743	150,073,293
Repurchase agreements	3,000,000	1,000,000
Other liabilities	558,685	1,063,135
Total liabilities	155,813,428	152,136,428

STOCKHOLDERS' EQUITY

Common stock - 780,000 shares authorized at $1.67 par value: 703,991 shares issued in 2003 and 2002	1,300,000	1,300,000
Treasury Stock- 76,000 shares at cost	(1,406,198)	(1,406,198)
Surplus	2,408,426	2,408,426
Retained earnings	15,425,806	14,630,049
Accumulated other comprehensive income	61,548	260,324
Total stockholders' equity	17,789,582	17,192,601

Total liabilities and stockholders' equity	$173,603,010	$169,329,029

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
INTEREST INCOME
Interest and fees on loans
Taxable	$7,578,902	$8,518,297	$9,981,814
Investment securities:
Available-for-sale	1,005,086	1,363,725	1,354,163
Interest on federal funds sold	182,160	205,786	753,745
Total interest income	8,766,148	10,087,808	12,089,722

INTEREST EXPENSE
Deposits	1,986,728	2,607,604	4,661,023
Other borrowings	100,173	156,508	140,000
Total interest expense	2,086,901	2,764,112	4,801,023

Net interest income	6,679,247	7,323,696	7,288,699

PROVISION FOR POSSIBLE LOAN LOSSES	2,850	533,819	700,000

Net interest income after provision for possible loan losses	6,676,397	6,789,877	6,588,699

NONINTEREST INCOME
Service charges and other fees	857,099	656,160	628,220
Securities gains, net	148	—	6,248
Other operating income	129,021	148,407	72,694
Total noninterest income	986,268	804,567	707,162

NONINTEREST EXPENSE
Salary and employee benefits	2,377,040	2,321,908	2,216,849
Taxes - other	109,713	129,951	84,970
Depreciation	259,804	273,928	269,956
Repairs and maintenance	277,374	230,105	222,734
Fees paid to Directors	77,400	80,125	79,950
Equipment rental	39,073	42,739	41,384
FDIC and Fidelity insurance	106,944	109,544	112,347
Data processing	558,676	532,884	513,965
Bank stationery and printing	145,724	142,992	162,939
Professional fees	66,262	113,925	86,235
Other operating expenses	710,273	710,734	839,321
Total noninterest expense	4,728,283	4,688,835	4,630,650

Income before income taxes	2,934,382	2,905,609	2,665,211

INCOME TAXES	1,033,359	1,063,777	909,590

Net income	$1,901,023	$1,841,832	$1,755,621

WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	716,991	716,991

EARNINGS PER COMMON SHARE	$2.70	$2.57	$2.45

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
					Compre-	Compre-
	Common		Retained	Treasury	hensive	hensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Income	Total
BALANCE, DECEMBER 31, 2000	$1,300,000	$2,408,426	$13,236,733	$(860,198)	$(70,745)		$16,014,216

Comprehensive income:
Net income - 2001	—	—	1,755,621	—	—	$1,755,621	1,755,621
Other comprehensive income, net of tax
Unrealized gains on securities available-for-sale	—	—	—	—	105,779	105,779	105,779

Comprehensive income						$1,861,400

Cash dividend ($1.34 per share)	—	—	(1,075,487)	—	—		(1,075,487)

BALANCE, DECEMBER 31, 2001	1,300,000	2,408,426	13,916,867	(860,198)	35,034		16,800,129

Correction of error			(31,655)				(31,655)

Comprehensive income:
Net income - 2002	—	—	1,841,833		—	$1,841,833	1,841,833
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment available-for-sale	—	—	—		225,290	225,290	225,290

Comprehensive income						$2,067,123

Purchase of 13,000 shares of common stock @ $42 per share				(546,000)			(546,000)

Cash dividend ($1.53 per share)	—	—	(1,096,996)	—	—		(1,096,996)

BALANCE, DECEMBER 31, 2002	1,300,000	2,408,426	14,630,049	(1,406,198)	260,324		17,192,601

Comprehensive income:
Net income - 2003	—	—	1,901,023	—	—	$1,901,023	1,901,023
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available-for-sale	—	—	—	—	(198,776)	(198,776)	(198,776)

Comprehensive income						$1,702,247

Cash dividend ($1.57 per share)	—	—	(1,105,266)	—	—		(1,105,266)

BALANCE, DECEMBER 31, 2003	$1,300,000	$2,408,426	$15,425,806	$(1,406,198)	$61,548		$17,789,582

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,901,023	$1,841,833	$1,755,621
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for loan losses	2,850	533,819	700,000
Depreciation and amortization	259,804	273,928	269,956
Provision for deferred taxes	(48,707)	(130,620)	(213,669)
Gain on sale of securities	(147)	—	(6,248)
Increase in value of bank owned life insurance	(11,532)	—	—
Premium amortization and accretion on investment securities	(329,208)	66,565	(3,356)
Net change in accrued income and other assets	(229,923)	196,970	503,222
Net change in other liabilities	(504,450)	381,009	(80,276)
Other, net	(61,178)	—	4,028
Net cash provided by operating activities	978,532	3,163,504	2,929,278

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales/calls of securities available-for-sale	35,831,883	19,925,000	8,006,248
Proceeds from maturities of securities available-for-sale	20,000,000	—	41,000,000
Purchases of securities available-for-sale	(62,262,121)	(24,612,311)	(55,583,423)
Purchase of bank owned life insurance	(2,000,000)	—	—
Net change in loans	6,280,678	8,974,822	(3,266,801)
Purchase of bank premises and equipment	(145,482)	(107,713)	(59,493)
Net cash provided by (used in) investing activities	(2,295,042)	4,179,798)	(9,903,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	2,181,450	(1,954,836)	13,305,340
Net change in repurchase agreements	2,000,000	(1,000,000)	—
Purchase of Treasury Stock, at cost	—	(546,000)	—
Dividends paid	(1,105,266)	(1,096,996)	(1,075,487)
Net cash provided by (used in) financing activities	3,076,184)	(4,597,832)	12,229,853)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,759,674	2,745,470	5,255,662

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,967,679	14,222,209	8,966,547

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,727,353	$16,967,679	$14,222,209

Supplemental Disclosures:
Cash paid for interest	$2,097,994	$2,836,084	$4,876,027
Cash paid for income taxes	$1,107,160	$1,186,510	$1,118,983

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Logan County BancShares, Inc. (the “Company”) is a West Virginia corporation.  The Company provides a variety of banking services to individuals and businesses through the branch network of its subsidiary, Logan Bank and Trust (the “Bank”).  The Bank operates four full service locations in Logan County, West Virginia and one in Lincoln County, West Virginia.  Primary deposit products consist of checking accounts, savings accounts, and certificates of deposit.  Primary lending products consist of commercial and residential real estate loans, consumer loans, and business loans.

Principles of Consolidation – The consolidated financial statements of the Company include the financial statements of the parent and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, amounts due from banks, and federal funds sold.

Investment Securities – The Bank’s investment securities are classified in two categories and accounted for as follows:

Securities Available-for-Sale:  Securities available-for-sale consist of bonds, notes, debentures, and certain equity securities not classified as securities held-to-maturity.  These securities are carried at their fair value.  Unrealized gains and losses, net of tax, are reported as a net amount in a separate component of stockholders’ equity until realized.

Securities Held-to-Maturity:  Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the Constant Yield Method over the period to maturity.

Gains and losses on the sale of securities are determined using the Specific-Identification Method.

Common stock of the Federal Reserve Bank represents ownership interest in an institution that is wholly owned by other financial institutions.  This equity security is accounted for at cost and is classified with other assets.

Loans – Loans are reported at the amount of unpaid principal, net of deferred loan fees and costs and an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

Certain loan origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.  The total of such fees and costs are recorded as a reduction to Loan.

Allowance for Loan Losses – The allowance for possible loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based upon management’s periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.  This is due to the variability of key variables.

Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans secured by one-to-four family properties and all consumer loans are two large groups of smaller balance homogeneous loans and are measured for impairment collectively by type. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances concerning the loan, the credit worthiness and payment history of the borrower, any collateral, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

Bank Premises and Equipment – Bank premises and equipment are stated at cost, less accumulated depreciation.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment are capitalized.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets as indicated in Note 7.

Marketing and Advertising Costs – Marketing and advertising costs are expensed as incurred.

Real Estate Acquired Through Foreclosure – Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value.  The value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged to operating expenses.

Income Taxes – The Company accounts for income taxes under the asset and liability method.  Income tax expense is reported as the total of current income taxes payable and the net change in deferred income taxes provided for temporary differences.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes.  Deferred income taxes are recorded at the statutory Federal and state tax rates in effect at the time that the temporary differences are expected to reverse.

The Company files a consolidated Federal income tax return which includes its subsidiary.  Income tax expense is allocated among the parent company and its subsidiary as if each had filed a separate return.

Earnings Per Common Share – Earnings per common share are calculated by dividing net income by the weighted-average number of common stock outstanding during the year.  The Company had no securities which would be considered potential common stock.

Equity – In December 2002, the Company purchased 13,000 shares of Treasury Stock, bringing the total shares held in Treasury to 76,000.  After the purchase, 703,991 shares of the Company’s stock remained outstanding, net of treasury shares.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity.

Reclassifications – Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

NOTE 2 – INVESTMENT SECURITIES

The carrying amounts of investment in securities as shown in the consolidated balance sheets of the Bank and their approximate fair values at December 31, are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Federal agency securities	$38,509,935	$58,732	$57,507	$38,511,160
U.S. Treasury securities	9,010,912	18,619	—	9,029,531
Equity securities	263,152	88,135	—	351,287

Total	$47,783,999	$165,486	$57,507	$47,891,978

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Federal agency securities	$36,532,502	$284,636	$—	$36,817,120
U.S. Treasury securities	3,971,774	103,226	18	4,075,000
Equity securities	263,152	68,866	—	332,018

Total	$40,767,428	$456,728	$18	$41,224,138

The Company’s investment securities portfolio contains unrealized losses on U.S. Government agency securities, which are generally viewed as having the implied guarantee of the U.S. government.  None of the individual securities have been in an unrealized loss position for more than twelve months as of December 31, 2003.

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the Company has the ability to hold the security to maturity without incurring a loss.  Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes, sector rating changes, or company-specific rating changes that are not expected to result in the noncollection of principal and interest, during the period.

The amortized cost and estimated market value of investment in debt securities at December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

NOTE 2 – INVESTMENT SECURITIES (CONTINUED)

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$26,784,408	$26,804,331
Due from 1 year to 5 years	20,736,439	20,736,360
Due from 5 years to 10 years	—	—
Due after 10 years	—	—
Equity securities	263,152	351,287

Total	$47,783,999	$47,891,978

The proceeds from sales of investment securities available for sale were $4,976,883, resulting in gross gains of $147 and no losses.  No securities were sold in 2002 or 2001.  Gross gains of $6,248 were realized in 2001 as the result of securities called prior to maturity.

The par value of securities pledged to secure public deposits and for other purposes amounted to $27,012,750 in 2003 and $26,056,196 in 2002.

NOTE 3 – RESTRICTION ON CASH, DUE FROM BANKS, AND CONTINGENT LIABILITIES

As a condition of membership, the Bank is required to maintain average balances with the Federal Reserve Bank.  The average required reserve balances were $1,378,000 and $1,131,000 for 2003 and 2002, respectively.  The Bank has various claims and actions pending at December 31, 2003, arising in the ordinary course of business.  It is the opinion of management and legal counsel that such litigation will not materially affect the Bank’s financial position or earnings.

NOTE 4 – LOANS

Major classifications of loans at December 31, 2003 and 2002, are as follows:

	2003	2002

Mortgage loans	$51,031,339	$52,502,944
Installment loans	10,457,792	11,449,826
Commercial and other loans	40,125,576	43,979,821
Total	101,614,707	107,932,591
Less allowance for loan losses	1,581,414	1,618,632

Net loans	$100,033,293	$106,313,959

NOTE 4 – LOANS (CONTINUED)

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2003	2002

Impaired loans without a valuation allowance	$751,993	$203,589
Impaired loans with a valuation allowance	944,421	854,889

Total impaired loans	$1,696,414	$1,058,478

Valuation allowance related to impaired loans	$426,940	$504,554

Total non-accrual loans	$992,428	$1,705,845

	December 31,
	2003	2002	2001

Average investment in impaired loans	$1,377,446	$992,980	$1,250,972

Interest income recognized on impaired loans	$44,693	$50,741	$45,357

No additional funds are committed to be advanced in connection with impaired loans.

Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $49,621, $89,407 and $55,753 for 2003, 2002, and 2001, respectively.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

	December 31,
	2003	2002	2001

Balance at beginning of year	$1,618,632	$1,152,777	$702,008
Additions charged to operating expense	2,852	533,818	700,000
Recoveries	43,607	29,565	7,890
Total	1,665,091	1,716,160	1,409,898
Less loans charged-off	83,677	97,528	257,121

Balance at end of year	$1,581,414	$1,618,632	$1,152,777

NOTE 6 – RELATED PARTY TRANSACTIONS

Directors and officers of the Company and its subsidiaries, and their associates, were customers of, and had other transactions with the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility.  Such loans totaled $3,385,958 at December 31, 2003, and $3,811,861 at December 31, 2002.

The following is an analysis of loan activity to directors, executive officers, and associates of the Company and its subsidiary for 2003:

Balance, January 1	$3,811,861
New loans during the period	3,724,726
Repayments during the period	(4,150,629)

Ending balance	$3,385,958

NOTE 7 – BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

			Original Useful Life Years
	December 31,
	2003	2002

Land	$949,972	$949,972
Banking house	3,303,308	3,277,794	10 – 40
Furniture, fixtures, and equipment	2,564,916	2,445,398	3 – 20
Total	6,818,196	6,673,164
Less accumulated depreciation	3,715,194	3,455,840

Net bank premises and equipment	$3,103,002	$3,217,324

Charges to operations for depreciation amounted to $259,804, $273,928, and $269,956 in 2003, 2002, and 2001, respectively.  Expenditures for maintenance and repairs were charged against operations as incurred.

NOTE 8 – OPERATING LEASE COMMITMENTS

The Company has entered into lease agreements for certain premises at three of its facility locations.  Future minimum lease payments under the leases amount to $21,400 per year for each of the 5 years subsequent to December 31, 2003.

NOTE 9 – DEPOSITS

The following is a summary of interest-bearing deposits, by type, as of December 31:

	2003	2002

NOW and Super NOW accounts	$17,661,908	$17,356,352
Money market accounts	4,073,263	4,494,996
Savings accounts	43,203,543	44,864,222
Regular certificates of deposit	51,969,170	53,256,894
Individual retirement accounts and other time deposits	5,625,482	5,394,393

Total	$122,533,366	$125,366,857

Certificates of deposit in denominations of $100,000 or more totaled $16,787,499 and $16,886,987 at December 31, 2003 and 2002, respectively.  Interest paid on all time deposits totaled $1,671,827, $2,024,089, and $3,662,286 for the years ended December 31, 2003, 2002, and 2001, respectively.

A maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2003, follows:

	Amount	Percent

Three months or less	$2,804,125	16.7
Three through six months	1,990,932	11.8
Six through twelve months	3,269,615	19.5
Over twelve months	8,722,827	52.0

Total	$16,787,499	100.0

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$12,351,601
2005	10,825,460
2006	14,115,153
2007	6,890,048
2008 and over	13,412,390

Total	$57,594,652

NOTE 10 – REPURCHASE AGREEMENTS

Repurchase agreements represent financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturity date of the agreement for a specified price.  The securities underlying the agreements remain under the Company’s control.  Information related to repurchase agreements is summarized below:

	2003	2002

Balance at end of year	$3,000,000	$1,000,000
Average balance during the year	2,852,461	2,910,324
Maximum month-end balance	3,000,000	3,000,000
Weighted-average rate during the year	3.511%	5.377%
Weighted-average rate at December 31	3.580%	2.250%

NOTE 11 – INCOME TAX

The provisions for federal income taxes for the years ended December 31, 2003, 2002, and 2001, were less than the respective amounts that would result from applying the statutory federal and state income tax rates due primarily to the Bank’s investment income and expense accruals.

The provisions for income taxes at December 31 consist of:

	2003	2002	2001

Current	$1,082,066	$1,194,397	$1,123,259
Deferred	(48,707)	(130,620)	(213,669)

Income tax expense	$1,033,359	$1,063,777	$909,590

Deferred tax assets and deferred tax liabilities are comprised of the following:

	2003	2002

Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$483,275	$588,240
Deferred compensation	26,808	—
Other	62,629	—
Total deferred tax assets	572,712	588,240
Items giving rise to deferred tax liabilities:
Property and equipment	(94,893)	(175,141)
Investment accretion	(16,013)	(14,830)
Other	—	(25,476)
Unrealized gain on securities available for sale	(46,431)	(196,385)
Total deferred tax liabilities	(157,337)	(411,832)

Net deferred tax asset	$415,375	$176,408

NOTE 11 – INCOME TAX (CONTINUED)

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the year ended December 31 is as follows:

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

Computed tax at statutory federal rate	$997,690	34.0%	$987,907	34.0%	$906,172	34.0%
Plus state income taxes net of federal tax benefits	67,595	2.3	74,346	2.6	56,716	2.1
	1,065,285	36.3	1,062,253	36.6	962,888	36.1
Effect of:
Dividends received deduction	(3,634)	(0.1)	(2,193)	(0.1)	(1,953)	(0.1)
Life insurance earnings	(3,921)	(0.1)	—	0.0	—	0.0
Travel and dues	1,593	0.1	1,593	0.0	1,578	0.1
Others - net	(25,964)	(1.0)	2,124	0.1	(52,923)	(2.0)

Actual tax expense	$1,033,359	35.2%	$1,063,777	36.6%	$909,590	34.1%

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company’s subsidiary has a qualified profit sharing and 401(k) employee benefit plan covering substantially all employees.  The contributions to the plans are at the discretion of the plan’s advisory board and amounted to $124,470, $121,121 and $125,165 in 2003, 2002 and 2001, respectively.

NOTE 13 – DEFERRED COMPENSATION AND LIFE INSURANCE

On October 28, 2003 the Company entered into an agreement with an Executive Officer for the payment of deferred compensation upon retirement.  As a result the Company has made a provision for the future compensation.  At December 31, 2003 $11,216 has been accrued under this contract and this liability has been recognized in the financial statements.  Deferred compensation is to be paid to the individual or his beneficiary upon reaching age 65.  Payments will be made over his lifetime, with a minimum payment of fourteen years.

In order to offset the cost of the deferred compensation arrangement described above, the Company purchased a life insurance policy on the executive.  The Company is the owner and beneficiary of the policy with a death benefit of $4,380,000 on the life of the employee.  The policy had a cash surrender value of $2,011,532 at December 31, 2003.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments and standby letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The total amount of off-balance-sheet financial instruments with credit risk are as follows:

	December 31,
	2003	2002

Loan commitments	$11,669,000	$11,061,000
Standby letters of credit	1,027,000	802,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  All of the standby letters of credit expire in 2004.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Most of the Bank’s loans and commitments have been granted to customers in the Bank’s primary market area of Logan and Lincoln Counties in West Virginia.  In the normal course of business, however, the Bank has originated loans outside of its primary market area.  The aggregate loan balances outstanding in any one geographic area, other than the Bank’s primary lending areas, do not exceed 10 percent of total loans.  No specific industry concentrations exceeded 10 percent of total exposure.  The concentrations of credit by type of loan are set forth in Note 4.

NOTE 16 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s  assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below and as defined by regulation) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, and Tier I capital leverage ratios as set forth in the table.  There are no conditions or events since those notifications that management believes have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Federal Regulations
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital	$17,790	18.8%	$7,564	8.0%	$9,455	10.0%
(to Risk Weighted Assets)
Tier I Capital	$17,755	18.8%	$3,782	4.0%	$5,673	6.0%
(to Risk Weighted Assets)
Tier I Capital	$18,942	10.8%	$7,050	4.0%	$8,812	5.0%
(to Average Assets)

NOTE 16 – REGULATORY MATTERS (CONTINUED)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Federal Regulations
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital	$17,193	17.6%	$7,809	8.0%	$9,761	10.0%
(to Risk Weighted Assets)
Tier I Capital	$16,943	17.4%	$3,904	4.0%	$5,857	6.0%
(to Risk Weighted Assets)
Tier I Capital	$16,948	9.8%	$6,924	4.0%	$4,881	5.0%
(to Average Assets)

NOTE 17 - LIMITATIONS ON DIVIDENDS

West Virginia State Law precludes the Bank from paying dividends without the prior approval of the Commissioner of Banking, if such dividends exceed the total of the Bank’s net profits as defined for the year, combined with its net profits of the previous 2 years.  Under this formula, the Bank is limited to paying dividends in 2004 to the amount of its 2004 net profit without the approval of the Commissioner of Banking.  The subsidiary Bank is the primary source of funds to pay dividends to the stockholders of Logan County BancShares, Inc.

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on a variety of factors.  Where possible, fair values represent quoted market prices for identical or comparable instruments.  In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.  Intangible values assigned to customer relationships are not reflected in the reported fair values.  Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

Cash and Cash Equivalents:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities:  Fair values for investment securities are based on quoted market prices or dealer quotes.

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans:  Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities:  The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Repurchase Agreements:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Off-Balance-Sheet Instruments:  Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

The estimates of fair values of financial instruments are summarized as follows at December 31:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$5,342,353	$5,342,353	$5,597,679	$5,597,679
Federal funds sold	13,385,000	13,385,000	11,370,000	11,370,000
Investment securities	47,891,978	47,891,978	41,305,138	41,305,138
Loans	100,033,293	103,913,636	107,932,591	109,106,568
Accrued interest receivable	843,052	843,052	811,373	811,373
Bank-owned life insurance	2,011,532	2,011,532	—	—

Financial liabilities:
Deposits	152,254,743	152,853,045	150,073,293	150,823,589
Repurchase agreements	3,000,000	3,000,000	1,000,000	1,000,000
Accrued interest payable	82,050	82,050	93,142	93,142

NOTE 19 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Logan County BancShares, Inc.:

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Cash	$1,897,530	$369,744
Securities available for sale, at fair value	351,287	332,018
Other assets	30,799	46,868
Investment in subsidiary	15,894,269	16,869,078

Total assets	$18,173,885	$17,617,708

LIABILITIES
Other	$384,303	$425,107

STOCKHOLDERS’ EQUITY	17,789,582	17,192,601

Total liabilities and stockholders’ equity	$18,173,885	$17,617,708

STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
OPERATING INCOME
Other income	$10,440	$67,285	$8,208
Dividends from subsidiary	2,726,471	1,706,148	1,075,486
Total operating income	2,736,911	1,773,433	1,083,694

OPERATING EXPENSES	109,469	121,459	60,846

Income before income tax and equity in undistributed earnings of subsidiary	2,627,442	1,651,974	1,022,848

INCOME TAX BENEFIT	38,630	43,127	20,900

Income before equity in undistributed earnings of subsidiary	2,666,072	1,695,101	1,043,748

EQUITY IN UNDISTRIBUTED (DISTRIBUTIONS IN EXCESS OF) EARNINGS OF SUBSIDIARY	(765,009)	146,732	711,873

Net income	$1,901,063	$1,841,833	$1,755,621

NOTE 19 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,901,063	$1,841,833	$1,755,621
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (distribution in excess of) earnings of subsidiary	765,009	(146,732)	(711,873)
Net change in other assets	16,069	(110,591)	(13,420)
Net change in accrued expenses	(49,629)	7,343	105,580
Net cash provided by operating activities	2,632,512	1,591,853	1,135,908

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	—	(546,000)	—
Dividends paid	(1,104,726)	(1,096,996)	(1,075,487)
Net cash used in Financing activities	(1,104,726)	(1,642,996)	(1,075,487)

Change in cash and cash equivalents	1,527,786	(51,143)	60,421

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	369,744	420,887	360,466

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,897,530	$369,744	$420,887

ITEM 9A — CONTROLS AND PROCEDURES

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

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning the Company’s Directors, Nominees for Director and Executive Officers.

Name	Age as of December 31, 2003	Positions with the Company and Logan Bank & Trust Company (“LB&T”)	Business Experience During Last Five Years and Directorships
Harvey Oakley	83	Director of the Company since 1985 and Director of LB&T since 1964; President and Chairman of the Board of Directors of Company since 1985 and Chairman of the Board of LB&T since 1964	Attorney at Law; President of the Company
Clell Peyton	67	Director of the Company since 1985 and Director of LB&T since 1996	Retired, Nationwide Insurance Company.
Earle B. Queen	76	Director of the Company since 1985 and Director of LB&T since 1964	President, James Funeral Home; Director of West Logan Water Co., Queen Brothers, Inc. and Funeral Services, Inc.
LaVeta Jean Ray	72	Director of the Company since 1985	Retired; Counselor, Chapmanville High School.
William W. Wagner	71	Director of the Company since 1985 and Director of LB&T since 1976	Retired; Former Director and Executive Comm. Of United Bankshares, Inc.; Former Chairman of Eagle Bancorp. Inc.
Eddie Canterbury	55	Director and Executive Vice-President and CEO of the Company since 1985; Director of LB&T since 1980; CEO of LB&T since 1982 and President of LB&T since 2000	Executive Vice President and CEO of the Company and President and CEO of LB&T; Director of KY/WV Cable, Inc., Greentree Cable of KY, Inc., Louisa Cable & TV, Inc. and Logan County Cable, Inc.

Name	Age as of December 31, 2003	Positions with the Company and Logan Bank & Trust Company (“LB&T”)	Business Experience During Last Five Years and Directorships
Walter D. Vance	53	Director and Vice President of the Company since 1985	Vice President of the Company; Pharmacist; and Vice President and Director of Aracoma Drug Company.
Glenn T. Yost	46	Director of the Company and LB&T since 1994	President, W.W. McDonald Land Co.; President, Triadelphia Land Co.; President, Bruce McDonald Holding Co.
David McCormick	56	Director of the Company and LB&T since 1994	President, McCormick’s, Inc.; President, Bodaco, Co.
Michael Winter	27	Director of the Company and LB&T since May, 2004	Insurance agent; Director and Vice-President of Bray & Oakley Insurance Agency, Inc.

FAMILY RELATIONSHIPS

Harvey Oakley is William W. Wagner’s uncle and Michael Winter’s great uncle.

AUDIT COMMITTEE

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the standing Audit Committee are: Glenn T. Yost, Chairman, Earle B. Queen, and Clell Peyton.

Pursuant to the provisions of the Sarbanes-Oxley Act, which was enacted in 2002, the SEC adopted rules requiring companies to disclose whether at least one member of the audit committee is an “audit committee financial expert” as defined in such rules.

No current member of the Company’s Audit Committee meets the criteria set forth in the rules which would qualify them as a financial expert.  The current Audit Committee members have been selected by the Board of Directors based on the Board’s determination that they are fully qualified to monitor the performance of management and the Company’s financial condition, and to oversee its internal accounting operations and its independent auditors.  In addition, the Audit Committee has been authorized to retain independent accounting, legal or other consultants to assist it in performing these functions as it deems appropriate.  The Board is conducting further analysis of the backgrounds of its current members to determine if any member not currently on the Audit Committee may qualify as a financial expert.

CODE OF ETHICS

In January, 2003, the SEC adopted final rules under the Sarbanes-Oxley Act of 2002 (the “Act”), regarding disclosure of whether companies have a Code of Ethics for their chief executive officers and chief financial officers.  As of December 31, 2003, the Company had not adopted a Code of Ethics applicable to its Executive Vice-President and Chief Executive Officer and its Vice-President and Chief Financial Officer because the Company was not aware that it was subject to the requirements of the Act until the second quarter of 2004.  Promptly upon becoming aware that it was subject to the requirements of the Act, the Company adopted a Code of Ethics applicable to its Executive Vice President and Chief Executive Officer and its Vice-President and Chief Financial Officer.  A copy of the Code of Ethics is attached as Exhibit 14 to this annual report.

ITEM 11 – EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation

The table below sets forth the cash compensation of the Company’s CEO.  No other executive officer of the Company earned $100,000 or more in salary and bonus for the years ended December 31, 2003, 2002, and 2001.

Summary Compensation Table
	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation (1)	Securities Underlying Options	All Other(2)

Eddie Canterbury Executive Vice President and Chief Executive Officer of the Company and President and Chief Executive Officer of Logan Bank & Trust Company (“LB&T”)	2003	$120,000	$20,000	—	0	$11,200

	2002	$120,000	$20,000	—	0	$11,200

	2001	$115,000	$20,000	—	0	$10,800

(1)       The CEO did not receive perquisites or other personal benefits, securities or property during 2003 which, in the aggregate cost the Company an amount that equaled or exceeded the lesser of $50,000 or 10% of the CEO’s salary and bonus earned during the year.

(2)       Includes payments made to the Company’s 401(K) Profit Sharing Plan.

EMPLOYMENT AGREEMENT AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Employment Agreement

Effective October 1, 1998, Logan County BancShares, Inc. and Logan Bank & Trust Company (collectively referred to as the “Employers”) entered into an employment agreement with Eddie Canterbury (the “Agreement”).  Pursuant to the Agreement, the Employers agreed to employ Mr. Canterbury as the Executive Vice President and Chief Executive Officer and Mr. Canterbury agreed to perform such executive services for the Employers as consistent with his title and as may be assigned to him by the Employers’ Boards of Directors.  The Agreement provides for a three (3) year term commencing on October 1, 1998.  The Agreement is automatically renewed for additional one (1) year periods unless the Employers’ Boards of Directors or the Employee provides contrary written notice to the other not less than forty-five (45) days in advance of each October 1.  The Agreement will not extend beyond the calendar month in which Mr. Canterbury turns 65 years of age.

The Agreement provides that Mr. Canterbury will receive a base salary, which may be increased from time to time, in such amounts as may be determined by the Employers’ Boards of Directors.  Mr. Canterbury’s 2003 salary is shown in the salary column of the Summary Compensation Table.  The Agreement also provides Mr. Canterbury with the same fringe benefits that Mr. Canterbury received prior to entering into the Agreement.

The Agreement restricts Mr. Canterbury from directly or indirectly engaging in or making any financial investment in, any firm, corporation, business entity or business enterprise which is competitive with or to any business of the Employers.  This restriction does not prohibit Mr. Canterbury from owning passive investments, including investments in the securities of other financial institutions of not more than two percent (2.0%) of each financial institution’s outstanding capital stock, as long as such ownership does not require Mr. Canterbury to devote substantial time to management or control of the business or activities in which he has invested.

Pursuant to the Agreement, the Employers may terminate Mr. Canterbury upon prior written notice, including termination for “just cause” and termination because Mr. Canterbury becomes subject to total and permanent disability.  “Just cause” includes: personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty, willful failure to perform lawful duties assigned and prescribed by the Employers’ Boards of Directors, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the Agreement.

Mr. Canterbury has the right to terminate the Agreement upon prior written notice to the Employers.  If the Agreement is terminated by Mr. Canterbury for any reason other than “good reason”, then Mr. Canterbury is not entitled to compensation or other benefits after the date of termination.  “Good reason” is defined as:

A.            A failure by Employers to comply with any material provision of the Agreement, which failure is not cured within 25 days after notice of such noncompliance;

B.            Any of the following subsequent to a “change in control” and without Mr. Canterbury’s express written consent:

(i)            the assignment of duties inconsistent with Mr. Canterbury’s positions, duties, responsibilities and status with the Employers immediately prior to a “change in control” or a change in Mr. Canterbury’s reporting responsibilities, titles, or officer as in effect immediately prior to a change in control;

(ii)           any removal of Mr. Canterbury from, or any failure to re-elect Mr. Canterbury to, any of the positions held by Mr. Canterbury, except in connection with a termination of employment for “just cause”, disability, death, retirement or upon termination for any other reason upon prior written notice;

(iii)          a reduction in Mr. Canterbury’s base salary as in effect immediately prior to a “change in control” or as may be increased from time to time;

(iv)          a requirement that Mr. Canterbury be relocated to an office which is more than 100 miles from the current principal executive offices of Logan Bank & Trust Company;

(v)           the taking of any action by the Employers which would adversely affect Mr. Canterbury’s benefits which Mr. Canterbury has at the time of a “change in control”; or

(vi)          any purported termination of Mr. Canterbury’s employment which is not effected pursuant to proper written notice.

C.            Any purported termination of Mr. Canterbury’s employment which is not effected pursuant to proper written notice.

For purposes of the Agreement a “change in control” means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated by the Securities Exchange Act of 1934 (the “Exchange Act”); provided that, without limitation, such a change in control shall be deemed to have occurred if: (i) any person other than the Employers is or becomes the beneficial owner, directly or indirectly, of securities of the Employers representing 25% or more of the combined voting power of the Company’s or Logan Bank & Trust Company’s then outstanding securities; or (ii) during any period of two (2) consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Boards of Directors of the Employers cease for any reason to constitute at least a majority thereof, unless the election of each Director who was not a Director at the beginning of such period has been approved in advance by Directors representing at least 2/3 of the Directors then in office who were Directors at the beginning of the period.  A change in control is not deemed to occur if such change of stock ownership results from the death of a shareholder or his distributes or legatees succeed to such ownership by way of such shareholder’s Last Will and Testament or by intestate succession.

If Mr. Canterbury is terminated by Employers for “just cause” or total and permanent disability, then Mr. Canterbury has no right to compensation or other benefits for any period after the date of termination.  If Mr. Canterbury is terminated by Employers for any reason other than “just cause” or total and permanent disability or if Mr. Canterbury terminates this Agreement for “good reason” as defined in subparagraphs (A) and (C) above, then in lieu of any further salary payments to Mr. Canterbury for periods subsequent to the date of termination, the Employers must pay Mr. Canterbury severance equal to the product of:

(i)            Mr. Canterbury’s base salary in effect as of the date of termination and

(ii)           the number of years (including partial years) remaining in the term of employment of the Agreement or 2.99, whichever is greater.

At the discretion of the Employers, the severance amount must be paid in a lump sum within 15 days of the date of termination or in monthly installments during the 24 months following termination.

If Mr. Canterbury terminates the Agreement for “good reason” as defined in subparagraph (B) above, then in lieu of any further salary payments to Mr. Canterbury for periods subsequent to the date of termination, the Employers must pay Mr. Canterbury severance equal to three (3) times the average annual salary paid to Mr. Canterbury, as reflected in Internal Revenue Service Form W-2, for the three (3) years immediately preceding Mr. Canterbury’s termination.  At the discretion of the Employers, the severance amount must be paid in a lump sum within 15 days of the date of termination or in monthly installments during the 24 months following termination.

Supplemental Executive Retirement Plan

In an effort to reward Eddie Canterbury for past services and to encourage Mr. Canterbury to continue in his dedicated service to the Company, the Company entered into an Supplemental Executive Retirement Plan Agreement (the Plan”) with Mr. Canterbury effective as of October 28, 2003.

Under the Plan, Mr. Canterbury is entitled to certain supplemental retirement benefits upon Mr. Canterbury’s 65th birthday.  If Mr. Canterbury becomes disabled prior to his 65th birthday and is terminated on account of his disability, then he is entitled to a percentage of his supplemental retirement benefits as supplemental disability benefits.  Upon Mr. Canterbury’s death, Mr. Canterbury’s beneficiaries are entitled to the supplemental retirement benefits

The supplemental retirement benefits equal 58% of Mr. Canterbury’s base salary for the calendar year in which Mr. Canterbury terminates his employment with the Company.  The benefits will be paid each year during Mr. Canterbury’s life on a monthly basis beginning with the month following Mr. Canterbury’s 65th birthday.  If Mr. Canterbury dies prior to receiving the supplemental retirement benefits for 14 full years, then Mr. Canterbury’s beneficiary is entitled to receive the benefits until 14 years of payments have been made.

The supplemental disability benefits equal the annual supplemental retirement benefit multiplied by the percentage represented by 1.00 minus the product of 0.05 times a whole number equal to the positive difference between 65 and Mr. Canterbury’s age when he is terminated because of a disability.  The supplemental disability benefit will be paid to Mr. Canterbury each year during Mr. Canterbury’s life on a monthly basis as soon as practicable after termination of Mr. Canterbury because of a disability.  If Mr. Canterbury dies prior to receiving the supplemental disability benefits for 14 full years, then Mr. Canterbury’s beneficiary is entitled to receive the benefits until 14 years of payments have been made.

If Mr. Canterbury dies prior to turning age 65, then the Company will pay Mr. Canterbury’s beneficiary a death benefit equal to the supplemental retirement benefit.  This benefit will commence as soon as practicable after the date on which Mr. Canterbury would have turned age 65 and will be paid monthly each year until 14 years of payments have been made.  If Mr. Canterbury dies after age 65, then the Company will pay Mr. Canterbury’s beneficiary the remaining supplemental retirement benefits until Mr. Canterbury and his beneficiary have received a combined 14 years of annual payments.

If Mr. Canterbury’s beneficiary dies before all payments have been made, then the present-value of the remaining benefits will be paid in a lump-sum cash payment to a contingent beneficiary designated by Mr. Canterbury.  Mr. Canterbury’s beneficiary may elect to receive the death benefit in the form of a lump-sum cash payment determined in accordance with actuarial assumptions and interest based on Moody’s Aa Corporate Bond Yield.

The Company’s obligations for the retirement benefits under the Plan are fully funded by an insurance policy on the life of Mr. Canterbury in the amount of $2,000,000.00.  The cash value of such insurance policy as of December 31, 2003 was $2,010,635 and the value of the death benefit as of December 31, 2003 was $4,380,000.  If Mr. Canterbury dies prior to age 65, then the proceeds of the insurance policy will be payable to the Company and the Company will use such proceeds to fund the remaining retirement plan obligations.  All retirement benefits payable under the Plan will be paid entirely from the insurance policy on the life of Mr. Canterbury, which policy is owned by the Company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table lists each shareholder of Logan County BancShares, Inc. who is the beneficial owner of more than 5% of Logan County BancShares Inc.’s common stock as of August 24, 2004.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Common Stock	David McCormick Post Office Box 627 Logan, West Virginia 25601	38,058	(1)	5.40%

Common Stock	Harvey Oakley 509 Main Street Logan, West Virginia 25601	56,538	(2)	8.03%

Common Stock	Sarah Matteson Irrevocable Trust 11125 Harbour Estates Circle Ft. Myers, Florida 33908	93,182		13.24%

Common Stock	Paul Clinton Winter Post Office Box 386 Logan, West Virginia 25601	116,619	(3)	16.57%

(1)    Includes 37,908 shares owned by Bodaco Company.

(2)    Includes 7,537 shares jointly owned with spouse.

(3)      Includes: 18,000 shares held by Bray & Oakley Insurance Agency; 1,063 held by Mary O. Winter Trust for Michael P. Winter of which Paul Clinter Winter is the Trustee; and 1,063 held by Mary O. Winter Trust for Angela L. Winter of which Paul Clinton Winter is the Trustee.

SECURITY OWNERSHIP OF MANAGEMENT

As of November 24, 2004 the nominees, Directors of the Company and Logan Bank & Trust Company (“LB&T”) and executive officers of the Company owned beneficially, directly or indirectly, the number of shares of common stock indicated on the following table.  The number of shares shown as beneficially owned by each nominee, director and executive officer is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purposes.  All Directors and executive officers of the Company as a group owned 194,183 shares or 27.58% of the Company’s common stock as of November 24, 2004.

Title of Class	Position	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Common Stock	Director of Company and LB&T and President and Chairman of the Board of Directors of Company and Chairman of the Board of LB&T	Harvey Oakley	56,538	(1)	8.03%
Common Stock	Director of LB&T	Clell Peyton	10,733		1.52%
Common Stock	Director of LB&T	Earle B. Queen	19,813	(2)	2.81%
Common Stock	Director of Company	LaVeta Jean Ray	7,110		1.01%
Common Stock	Director of LB&T	William W. Wagner	18,000	(3)	2.56%
Common Stock	Director and Executive Vice-President and CEO of the Company; Director and President and CEO of LB&T	Eddie Canterbury	8,200	(4)	1.16%
Common Stock	Director of Company; Vice President of the Company	Walter D. Vance	4,569	(5)	0.65%
Common Stock	Director of LB&T	Glenn T. Yost	30,762	(6)	4.37%
Common Stock	Director of LB&T	David McCormick	38,058	(7)	5.40%

Common Stock	Elected as Director of Company and LB&T at Annual Meeting held on May 25, 2004	Michael Winter	400.06%

(1)           Includes 7,537 shares jointly owned with spouse.

(2)                 Includes: 18,000 shares owned by Earle B. Queen, Trust; 355 shares owned by Funeral Services, Inc.; and 400 shares owned by Queen Brothers, Inc.

(3)           Includes 654 shares jointly owned with spouse.

(4)           Includes: 800 shares owned in IRA; and 100 shares as custodian for Alexis Jo Canterbury.

(5)           Includes 849 shares owned by Aracoma Drug Company.

(6)           Includes: 1,225 shares jointly owned with spouse; 28,762 shares for which voting and investment powers are held by Glenn T. Yost; 22,224 shares owned by W.W. McDonald Land Company; 5,863 shares owned by Bruce McDonald Holding Company; and 675 shares owned by Tridelphia Land Company.

(7)           Includes 37,908 shares owned by Bodaco, Co.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Directors and executive officers of the Company and its subsidiaries, members of their immediate families, and business organizations and individuals associated with them have been customers of, and have had normal banking transactions with Logan Bank & Trust Company, a subsidiary of the Company.  All such transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Audit-Related Fees.

The following table presents fees for professional services rendered by McNeal, Williamson & Co. to perform an audit of the Corporation’s annual financial statements for the years ended December 31, 2003, and 2002, and fees for other services rendered by McNeal, Williamson & Co. during those periods:

	2003	2002
Audit Fees(1)	$32,000	$32,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	8,450	8,235
All Other Fees(4)	2,945	1,650
Total Fees	$43,395	$41,885

(1)           Audit Fees – These are fees for professional services performed by McNeal, Williamson & Co. for the audit of the Corporation’s annual financial statements and review of the quarterly financial statements.

(2)           Audit-Related Fees – These are for assurance and related services performed by McNeal, Williamson & Co. that are reasonably related to the performance of the audit or review of the Corporation’s financial statements.

(3)           Tax Fees – These are fees for professional services performed by McNeal, Williamson & Co. with respect to tax compliance, tax advice and tax planning.  This includes: the preparation and the filing of federal and state income taxes and property taxes.

(4)           All Other Fees – These are fees for other permissible work performed by McNeal, Williamson & Co. that does not meet the above category descriptions.  The fees for services incurred in 2002 and 2003 include the filing of the Corporation’s Form 10-Q for the quarters ending September 30, 2002 and 2003.  All services rendered by McNeal, Williamson & Co. are permissible under applicable laws and regulations, and pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

Prior to July 23, 2004, the Audit Committee did not have formal pre-approval policies and procedures for audit and non-audit services.  Prior to July 23, 2004, the Audit Committee met and

considered each audit and non-audit service to be rendered by McNeal, Williamson & Co.  During 2003 and 2002, all of fees paid to McNeal, Williamson & Co. were approved by the Audit Committee.

On July 23, 2004, the Audit Committee adopted a policy that requires pre-approval of all audit, audit-related, tax services and other services performed by the independent auditor.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  The Audit Committee may delegate pre-approval authority to one or more of its members who shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           1.             Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flow

Notes to the Consolidated Financial Statements

2.             Financial Statement Schedules.

All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits

	3.	Articles of Incorporation and Bylaws

		a.	Articles of Incorporation of Logan County Bancshares, Inc. dated October 26, 1984.

		b.	Restated Articles of Incorporation of Logan County Bancshares, Inc. dated December 27, 1984

		c.	Amended Articles of Incorporation of Logan County Bancshares, Inc. dated May 26, 1993

		d.	Amended Articles of Incorporation of Logan County Bancshares, Inc. dated April 27, 1999

		e.	Bylaws of Logan County Bancshares, Inc. dated December 3, 1984.

	10.	Material Contracts

		a.	Employment Agreement between the Company, Logan Bank & Trust Company and Eddie Canterbury.

		b.	The Supplemental Executive Retirement Plan between the Company and Eddie Canterbury.

	11.	Statement regarding computation of per share earnings.

(These statements are included in the notes to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are incorporated herein by reference.)

14.	Senior Financial Officer’s Code of Ethics

21.	Subsidiaries of the Company

23.	Consent of S.R. Snodgrass, A.C.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

By:	/s/ Eddie Canterbury
Eddie Canterbury
Its:	Chief Executive Officer

November 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harvey Oakley	Date: November 23, 2004
Harvey Oakley, Director and Chairman of the Board of Directors

By	/s/ Clell Peyton	Date: November 23, 2004
Clell Peyton, Director

By	/s/ Earle B. Queen	Date: November 23, 2004
Earle B. Queen, Director

By	/s/ LaVeta Jean Ray	Date: November 23, 2004
LaVeta Jean Ray, Director

By:	/s/ William W. Wagner	Date: November 23, 2004
William W. Wagner, Director

By	/s/ Eddie Canterbury	Date: November 23, 2004
Eddie Canterbury, Director, Executive Vice-President and Chief Executive Officer

By	/s/ Walter D. Vance	Date: November 23, 2004
Walter D. Vance Director

By	/s/ Glenn T. Yost	Date: November 23, 2004
Glenn T. Yost, Director

By	/s/ David McCormick	Date: November 23, 2004
David McCormick, Director