Form 10-Q/A
period 2004-03-31
LOGAN COUNTY BANCSHARES INC
filed 2004-12-02
CIK 760327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2004

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

Reports on Form 8-K

Signatures

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending March 31, 2004, by adding Items 3 and 4, which were not previously addressed in the Company’s 10-Q for the period ending March 31, 2004, and making additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 2.

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

This Amendment No. 1 on Form 10-Q/A also revises the consolidated balance sheet to eliminate intercompany balances, restates the consolidated statement of cash flows to reflect federal funds sold as cash equivalents, and makes other revisions in format to conform to standard financial institution presentation.  As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the audit report for the period ended December 31, 2003; and (iii) review the audit report for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s review and the re-audit of the 2003 financial statements, certain material adjustments were made to the 2003 financial statements.  These adjustments are discussed in Note 3 to the financial statements herein.

PART I

ITEM 1. - FINANCIAL INFORMATION

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,820	$5,342
Federal funds sold	34,085	13,385
Total cash and cash equivalents	39,905	18,727

Investment securities:
Available-for-sale (at fair value)	36,226	47,892

Loans	100,062	101,615
Less allowance for loan losses	(1,562)	(1,582)
Net loans	98,500	100,033

Premises and equipment, net	3,246	3,103
Accrued interest receivable	644	843
Other assets	3,055	3,005

Total assets	$181,576	$173,603
LIABILITIES
Noninterest bearing deposits:
Demand	$33,192	$29,721
Interest bearing deposits:
Demand	23,958	21,735
Savings	44,841	43,203
Time	57,790	57,595
Total deposits	159,781	152,254
Repurchase agreements	3,000	3,000
Other liabilities	821	559
Total liabilities	163,602	155,813

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 par value:
703,991 shares issued	1,300	1,300
Treasury Stock - 76,000 shares at cost	(1,406)	(1,406)
Surplus	2,408	2,408
Retained earnings	15,623	15,426
Accumulated other comprehensive income	49	62
Total stockholders’ equity	17,974	17,790

Total liabilities and stockholders’ equity	$181,576	$173,603

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County Banc Shares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2004	2003
INTEREST AND DIVIDEND INCOME
Interest and fees on loans
Taxable	$1,757	$1,927
Investment securities:
Available-for-sale	213	273
Interest on federal funds sold	54	49
Total interest income	2,024	2,249

INTEREST EXPENSE
Deposits	426	531
Other borrowings	27	19
Total interest expense	453	550

Net interest income	1,571	1,699

PROVISION FOR POSSIBLE LOAN LOSSES	—	2

Net interest income after provision for possible loan losses	1,571	1,697

NONINTEREST INCOME
Service charges and other fees	197	194
Other operating income	63	59
Total noninterest income	260	253

NONINTEREST EXPENSE
Salary and employee benefits	590	584
Occupancy and equipment expense	134	149
Other operating expenses	409	385
Total noninterest expense	1,133	1,118

Income before income taxes	698	832

INCOME TAXES	248	301

Net income	$450	$531

WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	703,991

EARNINGS PER COMMON SHARE	$0.64	$0.75

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Stock

BALANCE, DECEMBER 31, 2003	703,991	$1,300	$2,408	$15,426	$(1,406)	$62		$17,790

Comprehensive income:

Net income for the 3 months ended March 31, 2004	—	—	—	450	—	—	$450	450

Other comprehensive income, net of tax

Unrealized loss on securities available-for-sale	—	—	—	—	—	(13)	(13)	(13)
Comprehensive income							$437

Cash dividend ($0.36 per share)	—	—	—	(253)	—	—		(253)

BALANCE, MARCH 31, 2004	703,991	$1,300	$2,408	$15,623	$(1,406)	$49		$17,974

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$450	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for loan losses	—	3
Depreciation and amortization	62	66
Premium amortization and accretion on investment securities	5	23
(Increase) decrease in interest receivable and other assets	183	(220)
(Increase) decrease in interest payable and other liabilities	104	(10)
Net cash provided by operating activities	804	393

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls of securities available-for-sale	29,502	21,477
Purchases of securities available-for-sale	(17,750)	(20,014)
Net decrease in loans	1,553	2,755
Purchase of bank premises and equipment	(205)	(45)
Net cash provided by investing activities	13,100	4,173

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	5,694	7,334
Net increase (decrease) in savings deposits	1,638	(1,848)
Net increase (decrease) in time deposits	195	(453)
Net increase in repurchase agreements	—	2,003
Dividends paid	(253)	(246)
Net cash provided by financing activities	7,274	6,790

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,178	11,356

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,727	16,968

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,905	$28,324

Supplemental Disclosures:
Cash paid for interest	$459	$549
Cash paid for income taxes	$232	$286

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Logan County BancShares, Inc. and its subsidiary (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”), instructions to Form 10-Q, Article 10 of Regulation S-X, and to general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis of financial conditions and results of operations.

INCOME RECOGNITION

The Company recognizes interest income by methods conforming to U.S. GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,562,000 at March 31, 2004, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

INVESTMENT SECURITIES

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities available for sale or held to maturity. All debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

INCOME TAXES

The Company and its subsidiary file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period. The provision for income taxes during the current period is at a rate which management believes will approximate the effective rate for the year.

CASH FLOWS

Cash and cash equivalents consist of cash and due from banks and federal funds sold.

EARNINGS PER SHARE

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share.  Earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

NOTE 2 – COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities.  For the three months ended March 31, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).  For the three months ended March 31, 2003, comprehensive income totaled $443,000.

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

LOGAN COUNTY BANCSHARES, INC.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This narrative will assist readers in their analysis of the accompanying consolidated financial statements.  It should be read in conjunction with the unaudited consolidated financial statements and the notes.  Management is not aware of any market or institutional trends, events, or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources, or operations of the Company, except as discussed herein. Management is also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

THREE MONTHS ENDED MARCH 31, 2004

The Company reported net income of $450,000 for the three months ended March 31, 2004, compared to $531,000 for the three months ended March 31, 2003, representing a decrease of 15%, or $81,000.  The net interest income was $1,571,000, for the three months ended March 31, 2004, a decrease of $128,000, or 7.53%, compared to $1,699,000 for the first quarter of 2003.  The decrease points out the decline in interest rates during the two periods.  Management continues to actively monitor interest rate risk using asset and liability matching techniques.  Net interest margins for the three months ended March 31, 2004 and 2003, were 3.77% and 4.16%, respectively.

Interest income amounted to $2,024,000 for the three months ended March 31, 2004, a decrease of $225,000, or 10%, from $2,249,000 for the same three-month period of 2003.  This decrease is directly tied to lower market interest rates.  Interest income reflected a weighed-average yield on earning assets of 4.86% for the quarter ended March 31, 2004, compared to 5.51% for the first quarter of 2003.  Average interest earning assets were $100,838,000 and $106,577,000 during the three months ended March 31, 2004 and 2003, respectively.

Interest expense decreased to $453,000 for the quarter ended March 31, 2004.  The decrease equaled $97,000, or 17.64%, from $550,000 for the three-month period ended March 31, 2003.  This reflected an average cost of funds of 1.35% and 1.68%, respectively, for the three-month periods ended March 31, 2004 and 2003.  Lower market interest rates were the major factor.  Average interest bearing liabilities were $125,790,000 and $126,530,0000 during the three months ended March 31, 2004 and 2003, respectively.

There was no provision for loan losses for the three-month period ended March 31, 2004, compared to $2,000 for the first quarter of 2003.  The decreased provision resulted primarily from an increase in recoveries and slower loan growth.

NONINTEREST INCOME

Non-interest income includes revenues from all sources other than interest income.  For the three-month-period ended March 31, 2004, non-interest income totaled $260,000, representing an increase of $7,000, or 2.77%, from the $253,000 recorded during the same period of 2003.  This increase was primarily due to increases in other income of $4,000 and increased fees of $3,000.

NONINTEREST EXPENSE

Non-interest expense includes overhead costs which are not related to interest expense or to losses from loans or securities.  For the three months ended March 31, 2004, the Company’s non-interest expense totaled $1,154,000, increasing $36,000 over the $1,118,000 of non-interest expense for the three months ended March 31, 2003.  Expressed as a percentage of period-end assets, annualized non-interest expense was 2.53% at both March 31, 2004, and March 31, 2003.

Salaries and employee benefits are Logan County BancShares’ largest non-interest cost, representing approximately 51% of total non-interest expense at March 31, 2004, and 52% for the first quarter of 2003.  Salaries and employee benefits increased only $6,000, or 1.03%, at March 31, 2004, compared to March 31, 2003.  This increase is primarily due to normal personnel increases and timing of personnel benefit accruals.

INCOME TAXES

Logan County BancShares’ income tax expense, for the three month period ended March 31, 2004, reflected a $53,000, or 18%, decrease when compared to the same period of 2003, primarily as the result of a decrease in pre-tax income.  Income tax expense equaled 33.53% and 36.18% of income before taxes at March 31, 2004 and 2003, respectively.

Earnings per weighted-average income per common share, for the three-month periods ended March 31, 2004 and 2003, were $0.64 and $0.75, respectively.  The amounts were the same for both basic and diluted earnings per share.  Earnings through March 31, 2004, reflect an annualized return on average assets (ROAA) of 1.01% compared to 1.23% for the period ended March 31, 2003.  Also, these earnings reflect an annualized return on average equity (ROAE) of 10.07% and 12.28%, respectively, for the periods ending March 31, 2004 and 2003.  Dividends for the first quarter of 2004 increased to $0.36 per share, or a 2.9% increase from $0.35 per share paid for the first quarter of 2003.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at March 31, 2004, were approximately $181,576,000, as compared to approximately $173,603,000 at December 31, 2003, for an increase of $ 7,973,000, or 4.6%.  The loan portfolio decreased by $1,553,000 to $100,062,000 at March 31, 2004, or 1.53%, during this three-month period, from $101,615,000 at December 31, 2003.  As the economy began to show signs of improvement during the first quarter, loan demand began to improve.  However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment.  By investing short-term, management believes it is better positioned to manage the interest margin as interest rates began to increase.  The investment portfolio decreased by $11,747,000, or 24.49%, during this same period.  At the same time, federal funds sold increased by $20,700,000, which was an increase of 155%.  Total deposits increased by $7,526,000 to $159,781,000 at March 31, 2004, from $152,255,000 at December 31, 2003.  Although deposits increased by 4.9%, pricing for deposits was very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers, indicating future pressure on the Company’s net interest income.

The continuing stagnation in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses.  The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses.  This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.  At March 31, 2004, and December 31, 2003, the allowance for loan losses was $1,562,000 and $1,582,000, respectively.  This resulted in the ratio of the allowance for loan losses to total period-end loans decreasing slightly from 1.56% at December 31, 2003, compared to 1.56% at March 31, 2004.  Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit.  These commitments include standby letters of credit of approximately $1,057,000 at March 31, 2004, and $1,027,000 at December 31, 2003.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance sheet items of approximately $11,842,000 at March 31, 2004, and $11,670,000 at December 31, 2003, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $804,000 of liquidity for the three-month period ended March 31, 2004, compared to $393,000 for the same three months in 2003.  The principal elements of these operating flows are net income, increased for significant non-cash expenses, and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the three-month periods ended March 31, 2004 and 2003, due to the low interest rate environment, maturities and calls of investment securities amounted to $29,502,000 and $21,477,000, respectively.  As of March 31, 2004, the Company had approximately $4,257,000 of investment securities that mature within 12 months.  Interest rates are beginning to stabilize and the rapidity of calls in investment securities is expected to decline.  Relatively flat loan demand resulted in a net decrease in loans of $1,553,000 for the first three months of 2004 following a decline of $2,755,000 the same period in 2003.  The Company could always borrow money as another source of funds.

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

PART II

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