Form 10-Q/A
period 2002-09-30
LOGAN COUNTY BANCSHARES INC
filed 2005-03-30
CIK 760327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2002

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

Class Outstanding at February 28, 2005

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

Reports on Form 8-K

Signatures

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending September 30, 2002, by adding Item 3, which was not previously addressed in the Company’s 10-Q for the period ending September 30, 2002, and making additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 2.

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

This Amendment No. 1 on Form 10-Q/A also revises the consolidated balance sheet to eliminate intercompany balances, restates the consolidated statement of cash flows to reflect federal funds sold as cash equivalents and makes other revisions in format to conform to standard presentation for financial institutions.  As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of 2003, certain adjustments to 2002 financial information were made as discussed in Note 3 to the unaudited financial statements herein.  McNeal Williamson concurred with the adjustments.

PART 1

ITEM 1 – FINANCIAL INFORMATION

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CONDITION

(In Thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$6,604	$7,072
Federal funds sold	8,860	7,150
Total cash and cash equivalents	15,464	14,222

INVESTMENT SECURITIES
Available-for-sale	46,433	36,335

LOANS	108,532	116,908
Allowance for loan losses	(1,293)	(1,153)
Net loans	107,239	115,755

BANK PREMISES AND EQUIPMENT	3,231	3,384

ACCRUED INTEREST AND OTHER ASSETS	1,614	1,883

TOTAL ASSETS	$173,981	$171,579

LIABILITIES
DEPOSITS
Non-interest	$24,366	$27,571
Interest-bearing	24,827	21,371
Savings	42,786	39,804
Time	60,134	63,282
TOTAL DEPOSITS	152,113	152,028

Securities repurchase agreements	3,000	2,000

Accrued interest and other liabilities	514	653

INCOME TAXES PAYABLE
Current	15	(18)
Deferred	369	116
TOTAL LIABILITIES	156,011	154,779

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 per value; 716,991 shares issued	1,300	1,300
Treasury Stock - 63,000 shares at cost	(860)	(860)
Surplus	2,408	2,408
Retained earnings	14,750	13,917
Accumulated other comprehensive income	372	35
Total stockholders’ equity	17,970	16,800

Total liabilities and stockholders’ equity	$173,981	$171,579

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Nine Month Periods Ended September 30, 2002 and 2001

(In Thousands)

	Nine Months Ended September 30,
	2002	2001
INTEREST INCOME
Interest and fees on loans - taxable	$6,491	$7,667
Investment securities:
Available-for-sale	1,039	1,033
Interest on federal funds sold	153	652
Total interest income	7,683	9,352

INTEREST EXPENSE
Deposits	2,013	3,775
Other borrowings	120	105
Total interest expense	2,133	3,880

Net interest income	5,550	5,472

PROVISION FOR LOAN LOSSES	180	170
Net interest income after provision for loan losses	5,370	5,302

NON-INTEREST INCOME
Service charges and other fees	486	460
Other operating income	84	75
Total non-interest income	570	535

NON-INTEREST EXPENSES
Salary and benefits	1,696	1,598
Expense of bank premises and equipment	440	432
Other operating expenses	1,220	1,393
Total non-interest expense	3,356	3,423

Income before income taxes	2,584	2,414

INCOME TAXES	981	899

NET INCOME	$1,603	$1,515

WEIGHTED-AVERAGE SHARES OUTSTANDING	716,991	716,991

EARNINGS PER COMMON SHARE	$2.24	$2.11

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Month Periods Ended September 2002 and 2001

(In Thousands)

	Three Months Ended September 30,
	2002	2001
INTEREST INCOME
Interest and fees on loans - taxable	$2,124	$2,448
Investment securities:
Available-for-sale	343	243
Interest on federal funds sold	53	270
Total interest income	2,520	2,961

INTEREST EXPENSE
Deposits	634	1,209
Other borrowings	41	36
Total interest expense	675	1,245

Net interest income	1,845	1,716

PROVISION FOR LOAN LOSSES	60	30
Net interest income after provision for loan losses	1,785	1,686

NON-INTEREST INCOME
Service charges and other fees	174	142
Other operating income	18	34
Total non-interest income	192	176

NON-INTEREST EXPENSES
Salaries and benefits	561	558
Expense of bank premises and equipment	150	147
Other operating expenses	397	415
Total non-interest expenses	1,108	1,120

Income before income taxes	869	742

INCOME TAXES	327	267

Net income	$542	$475

WEIGHTED-AVERAGE SHARES OUTSTANDING	716,991	716,991

EARNINGS PER COMMON SHARE	$0.76	$0.67

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

BALANCE DECEMBER 31, 2001	$1,300	$2,408	$13,917	$35		$(860)	$16,800

Correction of an error	—	—	(32)	—		—	(32)

Comprehensive Income:
Net income for the nine months ended September 30, 2002	—	—	1,603	—	$1,603	—	1,603

Net unrealized gains on available-for-sale securities	—	—	—	337	337	—	337
Total comprehensive income					1,940

Dividends on 716,991 shares common stock @ $1.03	—	—	(738)	—		—	(738)

BALANCE SEPTEMBER 30, 2002	$1,300	$2,408	$14,750	$372		$(860)	$17,970

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,603	$1,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201	200
Deferred tax on investments	(254)	—
Premium amortization and accretion on investment securities	(3)	(3)
Provision for loan losses	180	170
(Increase) decrease in interest receivable and other assets	237	784
Increase (decrease) in interest payable and other liabilities	147	(112)
Net cash provided by operating activities	2,111	2,554

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	20,820	34,900
Proceeds from maturities of securities available-for-sale	4,487	7,400
Purchases of securities available-for-sale	(34,811)	(33,435)
Net (increase) decrease in loans	8,336	(1,850)
Purchase of bank premises and equipment	(48)	(39)
Net cash used in investing activities	(1,216)	6,976

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	251	9,266
Net increase in savings deposits	2,982	5,634
Net increase (decrease) in time deposits	(3,148)	616
Net increase in Federal Funds purchased/repurchased	1,000	—
Dividends paid	(738)	(724)
Net cash provided by financing activities	347	14,792

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,242	24,322

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,222	8,966

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,464	$33,288

Supplemental Disclosures:
Cash paid for interest	$2,184,185	$3,988,513
Cash paid for income taxes	$693,183	$799,983

The accompanying notes are an integral part of the consolidated financial statements.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Logan County BancShares, Inc. and subsidiary (the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

The consolidated financial statements of the Company include its wholly-owned subsidiary, Logan Bank and Trust (the “Bank”).  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation X and, therefore, do not necessarily include all information that would be included in audited financial statements required by U. S. GAAP.  The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the fiscal year ended December 31, 2002.

These statements should be read in conjunction with the audited consolidated statements as of and for the fiscal year ended December 31, 2001, and related notes which are included in the Company’s Annual Report on Form 10-K (file no. 2-95114).

Income Recognition

The Company recognizes interest income by methods conforming to U. S. GAAP that include general accounting practices within the financial services industry.  Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, the accrual of interest is discontinued.  In addition, previously accrued interest deemed uncollectible that was recognized in income is reversed.  Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.  A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, is well secured, and the collectibility of the total contractual principal and interest is no longer doubtful.

Allowance for Loan Losses

In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management.  The Company maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio.  This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors.  Management continually monitors the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis.  The internal loan review function provides for an independent review to evaluate the adequacy of the allowance.  The provision could increase or decrease each quarter based upon the results of management’s formal analysis.  In addition, adequacy of the allowance is reviewed on a regular basis by the Bank’s primary regulator and by the Company’s independent accountants.

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans.  Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Company individually evaluates such loans for impairment and does not aggregate these loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap.  The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original loan interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively based on historical experience of the group.  Loans that experience insignificant payment delays, which are defined as 90 days or less past due, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors.  The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.  Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market.  There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,293,000 at September 30, 2002, was adequate to provide for probable losses from existing loans based on information currently available.  While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors.  As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies, and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings.  Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis.  This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary.  These factors include duration and magnitude of the decline in value, expectations about market interest rates, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.  At September 30, 2002, there were no investment securities identified by management to be other-than-temporarily impaired.  If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods unless the investments are held to maturity.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets,” but it does carry forward some guidance from that statement.  This statement requires that an intangible asset that is acquired either individual or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value.  Under SFAS No. 142, goodwill is not amortized and intangible assets with a finite useful life are amortized and those intangible assets with an infinite life are not amortized.  This statement is generally effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.  The provisions of this statement shall be initially applied at the beginning of a fiscal year; retroactive application is not permitted.  The adoption of SFAS No. 142 did not have a material impact on the Company.

The FASB recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Initial application of this statement is as of the beginning of an entity’s fiscal year.  Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed,” and the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement is generally effective for financial statements issued for fiscal years beginning after December 31, 2001, and interim periods within those fiscal years.  The adoption of SFAS No. 144 did not have a material impact on the Company.

The FASB also issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  This statement is generally effective for financial statements issued on or after May 15, 2002.  The adoption of SFAS No. 145 did not have a material impact on the Company.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.”  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  This statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date of an entity’s commitment to an exit plan.  The effective date of this Statement is for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  Management believes the adoption of this Statement will not have a material impact on the Company.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available-for-sale securities and current earnings.  For the nine months ended September 30, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).  For the nine months ended September 30, 2002, comprehensive income totaled $1,940,000.

NOTE 4 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of the 2003 financial statements, it was discovered that intercompany account balances had not been eliminated as of December 31, 2002.  With the concurrence of McNeal Williamson, the following adjustments were made to previously reported financial information as of September 30, 2002:

Cash and non-interest bearing demand deposits were decreased by $280,000 as the result of the elimination of intercompany account balances as of September 30, 2002.  Total assets and total liabilities each decreased by $280,000 as the result of these eliminations.  Previously reported net income and net income per share remained unchanged.

The consolidated statement of cash flows has been restated to include federal funds sold as cash and cash equivalents.  The statement has also been restated to include the effects of the above changes.

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

Comparison of the Results of Operations for the Three Months ended September 30, 2002 and 2001

Net income increased by $67,000, or 14%, from net income of $475,000 for the three months ended September 30, 2001, to net income for the three months ended September 30, 2002, of $542,000.

Interest and dividend income decreased $441,000, or 15%, from $2,961,000 at September 30, 2001, to $2,520,000 at September 30, 2002.  The decrease is attributed to the decrease in interest on loans of $324,000, or 13%, and the increase in interest and dividends on investments of $100,000, or 41%.  The decrease in interest on loans was due to the combination of the decrease in the average balance of loans of $6,042,000 and the decrease of 72 basis points in the average yield on loans.  Interest on available-for-sale securities increased due to interest rates earned and an increase of $4,265,500 in the average balance invested.  The yield on investment securities dropped by 60 basis points due to the general decrease in rates from 2001 and management’s decision to invest in securities with shorter maturities.

Interest expense on deposits decreased by $575,000, or 48%, from $1,209,000 for the three months ended September 30, 2001, to $634,000 for the three months ended September 30, 2002.  The decrease in interest expense on deposits was the direct result of the 145 basis point decrease in the cost of funds from 3.14% for the three months ended September 30, 2001, to 1.69% for the same period in 2002.

Management regularly performs an analysis to identify the inherent risk of loss in the loan portfolio.  This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.  Based on this analysis, management established an allowance for loan losses.  The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the possible losses that may be incurred in the Bank’s portfolio.  The provision for loan losses increased by $30,000 for the three months ended September 30, 2002, as compared to the same three months ended September 30, 2001, as a result of such an analysis by management.

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

Noninterest income increased by $16,000 or 9%, to $192,000 for the three-month period ended September 30, 2002, from $176,000 for the same period in 2001 due to an increase in service charge income and other operating income.  The increase in service charge income was the direct result of a fee increase instituted in 2002.

Noninterest expense decreased by $12,000, or 1%, from $1,120,000 for the three months ended September 30, 2001, to $1,108,000 in September 30, 2002.  Compensation and employee benefits, the largest component of non-interest expense, remained essentially at the same level for the three months ended September 30, 2002, compared to the same three months ended September 30, 2001.

Income tax expense increased by $60,000 or 22%, from $267,000 for the three months ended September 30, 2001, to $327,000 for the three months ended September 30, 2002.

Comparison of Results of Operations for the Nine Months ended September 30, 2002 and 2001

The Company reported net income of $1,603,000 for the nine months ended September 30, 2002, compared to $1,515,000 for the nine months ended September 30, 2001, representing a 5.8% increase or $88,000.  The primary component, net interest income, for the nine-month period ended September 30, 2002, was $5,550,000, an increase of $78,000, or 1.4%, as compared to $5,472,000 for the third quarter of 2001.  Management continues to actively monitor interest rate risk using asset and liability management techniques.  Net interest margins for the three months ended September 30, 2002 and 2001, were 4.65% and 4.72%, respectively.

Interest income amounted to $7,683,000 at September 30, 2002, a decrease of $1,669,000, from $9,352,000 for the same nine-month period of 2001.  Interest income reflected a weighted-average yield of 6.39% for the quarter ended September 30, 2002, compared to 7.96% for the same nine-month period in 2001.  Average interest earning assets were $162,690 and $157,613,000 during the three months ended September 30, 2002 and 2001, respectively.

Interest expense decreased to $2,133,000 for the nine month period ended September 30, 2002, or $1,747,000, from $3,880,000 for the nine-month period ended September 30, 2001.  This reflected an average cost of funds of 1.69% and 3.14% respectively, for the nine-month periods ended September 30, 2002 and 2001.  Average interest bearing liabilities were $126,102,000 and $120,069,000 during the nine months ended September 30, 2002 and 2001, respectively.

The provisions for loan losses amounted to $60,000 and $30,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.  The decreased provision resulted primarily from successful collection activity and slower loan growth.

Earnings per weighted-average common share, for the nine-month periods ended September 30, 2002 and 2001, were $2.24 and $2.11, respectively.  Earnings through September 30, 2002, reflect an annualized return on average assets (ROAA) of 1.86% compared to 1.83% for the period ended September 30, 2001.  Also, these earnings reflect an annualized return on average equity (ROAE) of 18.44% and 18.36%, respectively, for the periods ending September 30, 2002 and 2001.  Dividends for the nine months ended September 30, 2002, increased to $1.03 per share, or 2%, from $1.01 per share paid for the same period in 2001.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at September 30, 2002, were approximately $173,981,000 as compared to approximately $171,579,000 at December 31, 2001, or an increase of $2,402,000, or 1.4%.  The loan portfolio decreased by $8,376,000 at September 30, 2002, or 7.2%, during this nine-month period, from $116,908,000 at December 31, 2001.  As the economy began to show signs of improvement during the first quarter, loan demand began to improve.  However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment.  By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase.  The investment portfolio increased by $10,098,000, or 27.8% during this same period; at the same time, federal funds sold increased $1,710,000.  Total deposits increased by $85,000 to $152,113,000 at September 30, 2002, from $152,028,000 at December 31, 2001.

The continuing stagnation in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses.  The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses.  This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.  As a result of management’s analysis of the allowance for loan losses, at September 30, 2002, and December 31, 2001, the allowance for loan losses was $1,293,000 and $1,153,000, respectively.  This resulted in the ratio of the allowance for loan losses to total loans increased slightly from 1.19% at September 30, 2002, compared to 0.99% at September 30, 2002.  Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit.  These commitments include standby letters of credit of approximately $800,000 at September 30, 2002, and $990,000 at December 31, 2001.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance-sheet items of approximately $9,867,000 at September 30, 2002, and $10,281,000 at December 31, 2001, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $2,111,000 of liquidity for the nine-month period ended September 30, 2002, compared to $2,554,000 for the same nine months in 2001.  The principal elements of these operating flows are net income, increased for significant non-cash expenses and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the nine-month periods ended September 30, 2002 and 2001, due to the low interest rate environment, maturities and calls of investment securities amounted to $25,307,000 and $42,300,000, respectively.  As of September 30, 2002, the Company had approximately $8,553,000 of investment securities that mature within 12 months.  Interest rates are beginning to stabilize and the rapidity of calls in investment securities is expected to decline.  Relatively flat loan demand resulted in a net decrease in loans of $8,376,000 for the first nine months of 2002 following an increase of $1,851,000 for the same period in 2001.  These decreases in loans are consistent with management’s strategy of investing short-term and not competing for fixed rate loans.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management is responsible for the planning, implementation, and control process for determining asset mix and maturity features relative to liability maturities in such a way that net interest margin will be maximized.  A major tool for such a process is gap management of the Company’s interest-sensitive assets to interest-sensitive liabilities.

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

Management believes there has been no material change to either the interest rate risk or material market risk since December 31, 2001.

TABLE XIII. - INTEREST RATE SENSITIVE ANALYSIS

(In Thousands of Dollars)

As of December 31, 2002	0-90	91-180	181-365	Total One Year	Over One Year	Total

Earning Assets
Loans	$19,461	$3,060	$4,552	$27,073	$89,834	$116,907
Investments	3,489	—	—	3,489	32,616	36,105

Federal Funds Sold	7,150	—	—	7,150	—	7,150

Total Earning Assets	30,100	3,060	4,552	37,712	122,450	160,162

Interest Bearing Liabilities

Demand Deposits	21,571	—	—	21,571	—	21,571
Savings	11,941	8,927	18,936	39,804	—	39,804
CD’s of $100,000 and Over	4,679	6,625	4,055	15,359	4,456	19,815
Other Time	10,978	10,125	7,735	28,838	14,629	43,467

Total Interest Bearing Liability	49,169	25,677	30,726	105,572	19,085	124,657

Interest Sensitivity Gap	($19,069)	($22,617)	($26,174)	($67,860)	$103,365	$35,505

Cumulative Gap	($19,069)	($41,686)	($67,860)	($67,860)	$35,505	$35,505

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	61.12%	44.30%	35.72%	35.72%	128.48%	128.48%

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

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date: February 28, 2005	/s/ Eddie Canterbury
Eddie Canterbury
Chief Executive Officer

Date: February 28, 2005	/s/ Mark Mareske
Mark Mareske
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer