Form 10-K/A
period 2002-12-31
LOGAN COUNTY BANCSHARES INC
filed 2005-03-30
CIK 760327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the calendar year ended:

December 31, 2002

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

The aggregate market value of the voting stock held by non-affiliates of registrant as of February 28, 2005, was $12,472,548, which was based on the last trade price of $44.00.

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

EXPLANATORY NOTE

This Amendment No. 1 on 2002 Form 10-K/A amends Items 1, 2, 6, 7, 8, 10, 11, 12, 13 and 14, and adds Item 7A and 9A.  As disclosed on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 23, 2004, Logan County BancShares, Inc. (the “Company”), working with its outside auditors and specially retained securities counsel, learned that it was subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  In addition, the Company has made additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 to bring the discussion into compliance with Sarbanes-Oxley and to conform the disclosures to the re-audit performed by S.R. Snodgrass, A.C. discussed below.

This Amendment No. 1 on 2002 Form 10-K/A also revises the consolidated financial statements as of December 31, 2002, including the notes thereto.  As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain new independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit, adjustments were made to the previously issued financial statements.

Significant adjustments or restatements are as follows:

•                                          In the Consolidated Statement of Condition as of December 31, 2002, cash and due from banks and non-interest bearing deposits were each reduced by $369,000 to eliminate intercompany account balances.  Federal Reserve Bank Stock was reclassified from investments to other assets and deferred tax liabilities were netted against deferred tax assets, resulting in a reduction in investment securities of $81,000 and an increase in other assets of $81,000.  The aggregate effect of the adjustments and reclassifications was to reduce total assets and total liabilities each in the amount of $369,000.  In addition, federal funds sold have been included in the Company’s definition of cash and cash equivalents and have been reclassified as such.

•                                          No adjustments or restatements have been made to previously reported net income or net income per share.  The weighted-average shares outstanding for each of the three years 2002, 2001, and 2000 have been included on the consolidated statement of income.

•                                          Comprehensive income for 2002, 2001, and 2000 has been more clearly reflected on the consolidated statement of stockholders’ equity by use of a separate column.

•                                          The consolidated statement of cash flows for 2002, 2001, and 2000 has been restated to reflect federal funds sold as a cash equivalent and to account for the elimination of intercompany deposits.

•                                          Significant changes to the notes to the consolidated financial statements include the following:

•                                          Note 11 - Disclosure of the current and deferred components of income tax expense; correction of the reconciliation of the reported amount of income tax expense and the amount computed at statutory rates for 2002, 2001 and 2000; and correction of the composition of deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001.

•                                          Note 17 - Correction of the disclosure regarding the limitation on dividend payments by the subsidiary bank.

•                                          Note 18 - Correction of fair value information.

•                                          Note 19 - Restatement of parent only statements of income for 2002, 2001, and 2000 to reflect the receipt of dividends from the subsidiary bank and to disclose income tax expense.  Restatement of parent only statement of cash flows for 2002, 2001, and 2000 to properly reflect operating and financing activities and to reflect the purchase of treasury stock in 2001.

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

PART I

ITEM 1 – BUSINESS

Employees

As of December 31, 2002, the Company and its subsidiaries had approximately 64 full-time equivalent employees. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

Financial Information

The Company’s revenue is derived from interest and fees on loans, interest on investment securities, interest on federal funds sold, service charges and other fees, gains on securities and other sources of income.  The breakdown of revenue is set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 5 through 31 herein.

ITEM 2 – PROPERTIES

All of the office buildings and branches of the Company are owned by the Company.  The land upon which the branch located at Route 10, South Man, West Virginia is situated, is leased.

PART II

ITEM 6 – SELECTED FINANCIAL DATA

LOGAN BANCSHARES, INC. AND SUBSIDIARY

(In Thousands of Dollars)

YEAR ENDED DECEMBER 31:	2002	2001	2000	1999	1998
Total Interest Revenue	$10,088	$12,090	$11,508	$10,753	$9,964
Total Interest Expense	2,764	4,801	4,828	4,378	4,260

Net Interest Revenue	7,324	7,289	6,680	6,375	5,704
Provision for Possible Loan Losses	534	700	100	22	90

Net Interest Revenue After Provision for Possible Loan Losses	6,790	6,589	6,580	6,353	5,614
Other Operating Revenue	805	707	769	699	989
Other Operating Expense	(4,689)	(4,631)	(4,185)	(3,897)	(3,629)

Income Before Income Taxes	2,906	2,665	3,164	3,155	2,974
Income Taxes	1,064	909	1,131	1,131	1,083

Net Income	$1,842	$1,756	$2,033	$2,024	$1,083
Per Common Share:
Net Income	$257	$2.45	$2.84	$2.83	$2.64
Cash Dividends Declared	$1.53	$1.50	$1.44	$1.34	$1.18

At December 31:
Total Loans	$107,933	$116,907	$113,641	$109,571	$95,139
Total Assets	169,329	171,428	157,480	152,745	139,278
Total Deposits	150,074	152,028	138,723	127,619	124,420
Short-Term Debt	1,000	2,000	2,000	9,840	0
Total Shareholders’ Equity	17,193	16,800	16,014	14,444	14,060
Selected Ratios:
Rate of Return on Average:
Total Assets	1.09%	1.02%	1.29%	1.33%	0.36%
Shareholders’ Equity	10.71%	10.45%	12.70%	14.01%	13.45%
Tier 1 Capital to Total Assets at Year End	9.58%	10.31%	10.25%	9.92%	10.09%
Average Total Shareholders’ Equity to Average Total Assets	9.97%	9.98%	9.82%	11.13%	10.22%
Common Dividend Payout Ratio	59.55%	61.25%	50.70%	47.35%	44.70%
Nonaccrual and Restructured Business Loans as a Percentage of Total Loans	0.16%	0.09%	0. 13%	0.51%	0.53%

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

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets,” but it does carry forward some guidance from that statement.  This statement requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value.  Under SFAS No. 142, goodwill is not amortized and intangible assets with a finite useful life are amortized and those intangible assets with an infinite life are not amortized.  This statement is generally effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.  The provisions of this statement shall be initially applied at the beginning of a fiscal year; retroactive application is not permitted.  The adoption of SFAS No. 142 did not have a material impact on the Company.

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

The FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.”  SFAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  This statement also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets.  The effective date of this Statement is generally for activities on or after October 1, 2002.  The adoption of SFAS No. 147 did not have a material impact on the Company.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  Adoption did not have a material impact on the Company.

INCOME STATEMENT ANALYSIS

EARNINGS OVERVIEW

Net income for 2002, was $1,842,000 or $2.57 per share, an increase of $86,000 or 4.9% from the $1,756,000 or $2.45 per share earned in 2001 and $191,000 less than the $2,033,000 or $2.84 per share earned in 2000.  These earnings reflect an increase in net interest income of $35,000 or 0.5%.  Management’s ongoing efforts to enhance asset quality and increase income from other sources partially offset the reduction in net interest income for the year ended December 31, 2002, through a decrease in the provision for loan losses of $166,000 and an increase of other income of $98,000.

EARNINGS PER SHARE

The Earnings Per Share Table summarizes the principal sources of changes in earnings per share for 2002.

Net income per share – 2001	$2.45

Increase (decrease) due to change in:
Net interest income	0.05
Provision for loan losses	0.23
Other operating income	0.14
Operating expense	(0.08)
Tax expense	(0.22)

Net income per share – 2002	$2.57

CONDENSED STATEMENTS OF FINANCIAL CONDITION
Statistical Summary 2002 – 1998 (In thousands)

	December 31,
	2002	%	2001	%	2000	%	1999	%	1998	%
Loans	$107,933	63	$116,907	69	$113,641	72	$109,571	72	$95,104	68
Investments	41,224	25	36,355	21	29,618	19	30,028	19	27,794	20
Federal Funds Sold	11,370	7	7,150	4	4,280	3	—	0	7,520	5

Interest-Earning Assets	160,527	95	160,412	94	147,239	93	139,599	91	130,418	94

Cash and Due from Banks	5,598	3	6,651	4	4,687	3	7,184	5	5,727	4
Premises and Equipment	3,217	2	3,384	2	3,594	2	3,774	2	2,085	2
Other Assets	1,606	1	1,883	1	2,363	2	2,889	27	1,749	1
Reserve for Loan Losses	(1,619)	-1	(1,153)	-1	(702)	0	(701)	0	(701)	0
Total Assets	$169,329	100	$171,177	100	$157,480	100	$152,746	10	$139,278	100

Savings & Interest DDA	$66,716	39	$61,174	36	$51,723	33	$50,023	33	$50,461	36
Time Deposits	58,651	34	63,282	37	63,657	41	58,265	38	55,667	40
Short-Term Debt	1,000	1	2,000	1	2,000	1	9,840	6	—	0

Interest-Bearing Liabilities	126,367	74	126,456	74	117,380	75	118,128	77	106,128	76

Demand Deposits	24,707	15	27,150	16	23,343	15	19,332	13	18,292	13
Other Liabilities	1,063	1	772	0	743	0	842	0	799	1

Total Liabilities	152,137	90	154,378	90	141,466	90	138,302	90	125,219	90

Total Shareholders’ Equity	17,192	10	16,799	10	16,014	10	14,444	10	14,059	10

Total Liabilities & Equity	$169,329	100	$171,177	100	$157,480	100	$152,746	10	$139,278	100

Total Deposits	$150,074		$151,607		$138,723		$127,620		$124,420

Book Value per Share	$24.42		$23.43		$22.75		$20.52		$29.41

SUMMARY OF OPERATIONS
Statistical Summary 2002 – 1998 (In thousands)

	2002	2001	2000	1999	1998
Total Interest Revenue	$10,088	$12,090	$11,508	$10,753	$9,964
Total Interest Expense	2,764	4,801	4,828	4,378	4,260

Net Interest Revenue	7,324	7,289	6,680	6,375	5,704
Provision for Possible Loan Losses	534	700	100	22	90

Net Interest Revenue After Provision for Possible Loan Losses	6,790	6,589	6,580	6,353	5,614
Other Operating Revenue	805	707	769	699	989
Other Operating Expense	(4,689)	(4,631)	(4,185)	(3,897)	3,629

Income Before Income Taxes	2,906	2,665	3,164	3,155	2,974
Income Taxes	1,064	909	1,131	1,131	1,082

Net Income	$1,842	$1,756	$2,033	$2,024	$1,891
Per Common Shares:
Net Income	$2.57	$2.45	$2.84	$2.83	$2.64
Cash Dividends Declared	$1.53	$1.50	$1.44	$1.34	$1.18

Common Dividend Payout	60%	61%	51%	47%	45%

BALANCE SHEET ANALYSIS

LOANS

The Company’s primary goal is to maximize the return to shareholders.  An important factor in accomplishing this goal is meeting the credit needs of the retail and commercial customers in the Company’s primary markets in southern West Virginia.  Total loans decreased approximately $8,975,000 or 7.7% in 2002, following a 2.8% increase of $3,266,000 in 2001.  Competition in the Company’s market is very aggressive for originating new loans.  Loan demand was relatively strong during most of 2002, as interest rates remained at historically low levels. However, management continued to adhere to its philosophy of not offering long-term fixed-rate loans in this low interest rate cycle causing loan volume to decline.  At December 31, 2002, the loan portfolio comprised 63.0% of total interest-earning assets as compared to 69.0% of total interest-earning assets at December 31, 2001, and contributed 84.4% of total interest income in 2002 and 82.6% in 2001 and 82.7% in 2000.  See Note 4 to the Consolidated Financial Statement for additional information on loans.

During 2002, the Company’s strong emphasis continued to be on lending to local companies with known local management and excellent financial stability.  Most of the commercial loans in the portfolio were made at variable rates of interest.  Additionally, the Company continued to make loans available in an expanding retail marketplace.  Consistent with management’s philosophy of relationship banking, most borrowers are also depositors and utilize other banking services.  The average yield of the loan portfolio decreased to an average rate of 7.58% in 2002 compared to 8.66% in 2001.  This reflected the historically low interest rate environment during 2002, high rates of refinancing and the continued repricing of loans at lower interest rates.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract.  See Note 14 to the Consolidated Financial Statements for additional information on Commitments and Contingencies.  Commitments generally have fixed expiration dates or other termination clause and may require the payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements.  Logan Bank and Trust Company had outstanding commitments to extend credit of approximately $11,863,000 at December 31, 2002, and $11,271,000 at December 31, 2001.  These commitments included unfunded loan commitments and unused lines of credit totaling $10,801,000 at December 31, 2002 and $10,281,000 at December 31, 2001.  Additionally, standby letters of credit totaled $1,062,000 at December 31, 2002, and $990,000 at December 31, 2001.  Financial standby letters of credit are conditional commitments issued by Logan Bank & Trust Company to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.

A table follows in this discussion and analysis which details the amount and expected maturities of significant commitments of as December 31, 2002.

Nonperforming assets, including nonaccrual loans, loans past-due 90 days or more, restructured loans and other real estate owned, decreased $380,000 or approximately 13%, from December 31, 2001 to December 31, 2002, following a decrease of $1,153,000, or approximately 28% in 2001.  These decreases reflect management’s ongoing efforts to enhance the quality of the loan portfolio.  This improvement was further enhanced by the Company’s adhering to a stricter set of criteria in the determination of granting renewals and extensions.  The Company’s policy is to discontinue the accrual of interest on loans that are past due more than 90 days, unless such loans are well collateralized and in process of collection.  Loans that are on a current payment status or past due less those 90 days may also be classified as nonaccrual if repayment of principal or interest is in doubt.  The Company’s holdings of other real estate owned decreased approximately 14%, or $31,000 in 2002, following an increase of approximately $27,000 in 2001.  See the following schedule in this discussion and analysis titled Nonperforming Assets and Loan Loss Analysis.

The Company maintains, through its provision, an allowance for loan losses believed by management to be adequate to absorb probable credit losses inherent in the portfolio.  Management is committed to the early recognition of problem loans, and to an appropriate and adequate level of allowance.  The allowance for loan losses was 1.50% of year-end loans at December 31, 2002 and 0.99% at December 31, 2001.  The estimation of the adequacy of the allowance for loan losses is the most significant estimate determined by management.  Different amounts could result under different conditions or assumptions.  The allowance for loan losses is also reviewed by banking regulators and the Company’s independent auditors.

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

In addition to the review of credit quality through the credit review process, the Company constructs a comprehensive analysis of the allowance for loan losses for its loan portfolio at least quarterly.  The procedures that are utilized entail preparation of a loan “watch” list and assigning each loan a classification.  For those individually significant loans where it is determined that it is not probable that the borrower will make all payments in accordance with the original loan agreement, management performs an impairment analysis as required by SFAS Nos. 114 and 118.  Specific reserves are recorded on impaired loans of $505,000 and $518,000 at December 31, 2002 and 2001, respectively.  Other classified loans are categorized and allocated appropriate reserves.  Other loans more than 90 days past due that have not been considered in the aforementioned procedures are assigned a classification of Substandard and are reserved for accordingly.  The remaining portfolio is segregated into consumer, commercial, and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in that category.  Also, a review of concentrations of credit, classes of loans and pledged collateral is performed to determine the existence of any deterioration.  In addition, volume and trends in delinquencies and nonaccural loans, off-balance sheet credit risks, the loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.  See Notes 4, 5, and 15 to the Consolidated Financial Statements for additional information on loan quality, the allowance for loan losses and concentration of credit risk.

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

Other classified loans are categorized and allocated appropriate reserves.  Loans are designated as nonaccrual when, in the opinion of management, the collection of principal or interest is doubtful.  This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.  Other loans more than 90 days past due, which have not been considered in the aforementioned procedures, are reserved for accordingly.  The remaining portfolio is segregated into consumer, commercial and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in those categories.  Additionally, concentrations of credit, collateral deficient loans, volume and trends in delinquencies, off-balance sheet credit risks, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.  (See Notes 4, 5, and 15 to the Consolidated Financial Statements for additional information on loan quality, the allowance for loan losses and concentration of credit risk.

NONPERFORMING ASSETS AND LOAN LOSS ANALYSIS

	Year Ended December 31
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Amount of Loans Outstanding at End of Period	$107,933	$116,907	$112,938	$108,870	$95,139
Average Amount of Loans	$110,174	$110,289	$109,447	$101,197	$90,019
Balance of Allowance for Possible Loan Losses:
Balance at Beginning of Year	$1,153	$702	$700	$701	$673
Loans Charged Off:
Commercial	$9	$32	$0	$0	$14
Real Estate	16	30	7	0	0
Consumer	73	205	99	29	51
	98	257	106	29	65
Recovers of Loans Previously Charged Off:
Commercial	1	1	0	1	1
Real Estate	1	1	3	0	0
Consumer	28	6	5	4	2
Total Recoveries	30	8	8	5	3
Net Loans Charged Off:	68	249	98	24	62
Provision for Loan Losses	534	700	100	23	90
Balance at End of Period	$1,619	$1,153	$702	$700	$701
Ratio of net Charge-Offs to Average Loans	0.062%	0.226%	0.090%	0.024%	0.070%
Allowance at year end as a% of Loans	1.523%	0.996%	0.622%	0.643%	0.740%
Provisions for loan losses as a% of Loans	0.490%	0.605%	0.089%	0.021%	0.09%
Nonperforming assets (at year end)
Nonaccrual	1,706	864	426	555	509
Past-due ninety days or more and still accruing	617	1,761	3,338	3,287	3,310
Troubled debt restructurings	0	0	0	0	0
Other real estate owned	196	227	200	358	94
Total Nonperforming Assets	2,519	2,852	3,964	4, 200	3,913
Nonperforming assets/total loans	2.33%	2.44%	3.51%	3.86%	4.11%
Nonperforming assets/total assets	1.49%	1.66%	2.53%	2.75%	2.81%

TABLE VI - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998
		% of		% of		% of		% of		% of
		Outstanding		Outstanding		Outstanding		Outstanding		Outstanding
		Loan		Loan		Loan		Loan		Loan
	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance

Commercial	$854	1.94%	$749	1.52%	$464	0.98%	$464	1.03%	$463	1.22

Real Estate	623	1.19%	288	0.54%	163	0.31%	163	0.32%	163	0.35

Consumer	142	1.24%	116	0.83%	75	5.50%	73	5.50%	75	0.67

Total	$1,619	1.50%	$1,153	0.99%	$702	0.62%	$700	0.64%	$701	0.74

SECURITIES

Securities, the second largest asset of the Company, increased by $15,021,000 or 58% during 2002.  This increase resulted from the decrease in the loan portfolio.  At December 31, 2002, securities comprised 24.9% of total interest-earning assets compared to 16.3% of total interest-earning assets at December 31, 2001.  The composition of the Company’s securities portfolio reflects management’s investment strategy of maximizing the appropriate level of asset liquidity and providing management a tool to assist in controlling and managing the Company’s interest rate risk while at the same time producing appropriate levels of interest income.  Management of the maturity of the securities portfolio is necessary to ensure adequate liquidity and manage interest rate risk.  During 2002, in order to maintain liquidity and flexibility, management continued categorizing all investments in the available for sale portfolio.  Management believes that the potential for increased loan demand requires maintaining the liquidity of the securities portfolio.  See the following schedules in this discussion and analysis for more information on the securities portfolio.  In addition, see Note 2 to the Consolidated Financial Statements for additional information.

The following table shows the carrying values of securities at the respective periods, which is market value for available for sale securities.  For additional information see Note 2 to the Consolidated Financial Statements.  There are no securities held to maturity.

	December 31,
	2002	2001	2000
	(Dollar in Thousands)
Securities available for sale
U. S. Government securities	$4,075	$3,489	$1,993
U. S. Government agency securities	36,817	32,616	27,375
Other securities	332	250	250

TOTAL SECURITIES AVAILABLE FOR SALE	$41,224	$36,355	$29,618

The following table shows the maturity periods for Investment Securities as of December 31, 2002.  There were no securities held to maturity.

December 31, 2002	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Market Value
(Dollars in	(Dollars in Thousands)
thousands)	Amt.Yield	Amt.Yield	Amt.Yield	Amt.Yield	Amt.Yield	Amt.Yield
U. S. Government
Available for sale	$0	$3,972		$0	$3,972	$4,075

U. S. Federal Agency/and Equities
Available for sale	14,033	22,499		182	36,714	37,149

Total Securities
Available for sale	14,033	26,471		182	40,686	41,224

TOTAL	$14,033	$26,471		$182	$40,686	$41,224

Percent of Total	34.49%	65.06%		0.45%	100%	100%

Weighted average yield	2.73%	3.35%		3.25%	3.32%	3.28%

NET INTEREST INCOME

The major portion of the Company’s earnings is derived from net interest income, which is the interest income on interest-earning assets less the interest expense on interest-bearing liabilities.  During 2002 net interest income increased $36,000 or 0.4%.  This followed a 9.0% increase in 2001, and a 5.0% increase in 2000.  For the year ended December 31, 2002, interest income decreased $2,002,000, or approximately 17%, compared to an increase of $582,000 or 5.0% for 2001, and an increase of $755,000 or 7.0% for 2000.  The net interest margin increased from 3.63% in 2001 to 4.10% in 2002.  This follows a decrease in 2001 from 3.99% in 2000.  A detailed analysis of the net interest margin for each of these three years follows in this MD&A.  Interest on loans, which decreased $1,463,000 or 14.6%, contributed to the decrease for 2002.  Interest on securities increased $10,000 or 0.7%.  The decrease in interest income was accompanied by a decrease in interest expense of $2,037,000 or 42.4% for 2002.  This followed a decrease in interest expense of $27,000 or 0.6% for 2001, and an increase of $450,000 or 10.28% for 2000.  The decline in interest income and interest expense in 2002 followed the decrease in market interest rates.

Net interest income is affected by prevailing market interest rates.  Two other important factors are the changes in the balances (volume) of the earnings assets and interest bearing liabilities and the spread between the various sources and uses of funds.  The performance for 2002 is indicative of the historically low interest rate environment that was endured throughout 2002.  This is reflected in the following volume/rate analysis that shows how both interest rates and the volumes of interest earning assets and interest bearing liabilities combine to change the net interest income.

TABLE XII - ANALYSIS OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

(In Thousands of Dollars)

	Year Ended 12/31/02			Year Ended 12/31/01			Year Ended 12/31/00
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS:
LOANS:
Commercial	$44,680	$3,103	6.94%	$46,696	$4,209	9.01%	$43,232	$3,955	9.15%
Real Estate	53,180	4,262	8.01%	52,514	4,376	8.33%	52,215	4,302	8.24%
Consumer	12,564	1,154	9.18%	14,079	1,397	9.92%	13,348	1,257	9.42%

Total Loans	$110,424	$8,519	7.71%	$113,289	$9,982	8.81%	$108,795	$9,514	8.74%

INVESTMENT SECURITIES
Held-to-Maturity	0	0	0.00%	0	0	0.00%	0	0	0.00%
Available-for-Sale	40,988	1,364	3.32%	25,967	1,354	5.21%	28,887	1,886	6.53%

Toal Securities	40,988	1,364	3.32%	25,967	1,354	5.21%	28,887	1,886	6.53%

FEDERAL FUNDS SOLD	13,106	206	1.57%	20,540	754	3.67%	1,728	108	6.25%

TOTAL EARNING ASSETS	$164,518	$10,089	6.13%	$159,796	$12,090	7.57%	$139,410	$11,508	8.25%

NON-EARNING ASSETS:
Cash and Due From Banks	5,187			5,027			4,467
Bank Premises	3,337			3,561			3,765
Other Assets	408			1,997			2,373

TOTAL NON-EARNING ASSETS	8,932			10,585			10,605

TOTAL ASSETS	$173,450			$170,381			$150,015

	Year Ended 12/31/02			Year Ended 12/31/01			Year Ended 12/31/00
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST-BEARING LIABILITIES:
DDA	$65,384	$584	0.89%	$57,807	$1,139	1.97%	$55,169	$1,329	2.41%
Time Deposits	60,861	2,024	3.33%	64,549	3,522	5.46%	59,505	3,430	5.76%
Federal Funds Purchased	2,910	157	5.39%	2,000	140	7.00%	1,052	69	6.56%

Total Interest Bearing Liabilities	$129,155	$2,765	2.14%	$124,356	$4,801	3.86%	$115,726	$4,828	4.17%

NON-INTEREST BEARING
LIABILITIES AND CAPITAL
Demand Deposits	25,559			28,052			18,587
Accrued Expenses	966			1,023			470
Capital	17,770			16,950			15,232

Total Non-Interest Bearing Liabilities and Capital	44,295			46,025			34,289

Total Liabilities and Stockholders’ Equity	$173,450			$170,381			$150,015

NET INTEREST MARGIN	$164,518	$7,324	4.45%	$159,796	$7,289	4.56%	$134,410	$6,680	4.97%

THE FOLLOWING TABLE IS AN ANALYSIS OF THE CHANGES IN INTEREST INCOME
AND INTEREST EXPENSE FOR THE DATES SHOWN.

	2002 vs 2001
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Change in Rate	Increase (Decrease) Due to Account Mix	Total
INTEREST INCOME ON LOANS:
Commercial	$(68)	$(1,038)	$0	$(1,106)
Real Estate	(4)	(112)	2	(114)
Consumer	(193)	(50)	0	(243)

TOTAL LOANS	(265)	(1,200)	2	(1,463)

SECURITIES

Available for Sale	240	(241)	10	9

TOTAL SECURITIES	240	(241)	10	9

FEDERAL FUNDS SOLD

Federal Funds Sold	(273)	(275)	0	(548)

TOTAL INTEREST INCOME	(298)	(1,716)	12	(2,002)

INTEREST EXPENSE ON:
Savings & Interest Bearing
Demand Deposits	151	(710)	4	(555)
Time Deposits	(139)	(1,360)	0	(1,499)

Repurchase Agreements	(35)	52	0	17

TOTAL INTEREST EXPENSE	(23)	(2,018)	4	(2,037)

NET INTEREST INCOME	$(275)	$302	$8	$35

	2001 vs 2000
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	$424	(170)	254
Real Estate	319	(245)	74
Consumer	(297)	437	140

TOTAL LOANS	446	22	468

SECURITIES

Available for Sale	200	(732)	(532)

TOTAL SECURITIES	200	(732)	(532)

FEDERAL FUNDS SOLD

Federal Funds Sold	181	465	646

TOTAL INTEREST INCOME	827	(245)	582

INTEREST EXPENSE ON:
Savings & Interest Bearing
Demand Deposits	148	(339)	(191)
Time Deposits	138	(46)	92

Purchased Agreements	(45)	117	72

TOTAL INTEREST EXPENSE	241	(268)	(27)

NET INTEREST INCOME	$586	$23	$609

Changes due to a combination of volume and rate have been allocated proportionately to volume and rate.

THE FOLLOWING TABLE IS AN ANALYSIS OF THE CHANGES IN INTEREST INCOME
AND INTEREST EXPENSE FOR THE DATES SHOWN.

	2000 vs 1999
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	$252	$227	$479
Real Estate	245	20	265
Consumer	107	50	157

TOTAL LOANS	604	297	901

SECURITIES

Available for Sale	(80)	58	(22)

TOTAL SECURITIES	(80)	58	(22)

FEDERAL FUNDS SOLD

Federal Funds Sold	(56)	(68)	(124)

TOTAL INTEREST INCOME	468	287	755

INTEREST EXPENSE ON:
Savings & Interest Bearing Demand Deposits	49	(80)	(31)
Time Deposits	82	384	466

Purchased Agreements	$14	1	15

TOTAL INTEREST EXPENSE	145	305	450

NET INTEREST INCOME	$323	$(18)	305

Changes due to a combination of volume and rate have been allocated proportionately to volume and rate.

PROVISION FOR LOAN LOSSES

The Company experienced a significant decrease in the provision for loan losses during 2002.  The provision for loan losses was $534,000 for 2002, compared to $700,000 for 2001 and $100,000 for 2000.  Factors contributing to the decreased provision in 2002 included decreased charge-offs in certain commercial mortgage loans, along with fewer charge-offs in the retail sector.  In evaluating the loan portfolio at December 31, 2002, with the improved level of nonaccrual and past-due loans, it is anticipated that loan losses will remain stable in 2003.

NONINTEREST INCOME AND EXPENSE

Noninterest income increased $97,000 or 13.7% in 2002, following a $62,000 or 8.0% decrease in 2001, and a $70,000 or 10.01% decrease in 2000.  The largest component of non-interest income is service charges on deposit accounts.  These fees increased approximately $28,000 or 4.4% in 2002, after a decrease of approximately $41,000 or 6.1% in 2001, and an increase of approximately $31,000 or 4.9% in 2000.

Noninterest expense increased 1.3% in 2002, following 10.6% increase in 2001 and a 7.4% increase in 2000.  Personnel expense is the largest component of noninterest expense.  Personnel expense increased 4.7% in 2002, following an increase of 3.2% in 2001, and 6.3% in 2000.  In the years presented management has been able to control noninterest expense by utilizing new technology and reassignment of personnel.

DEPOSITS

Deposits, the Company’s major source of funds, decreased approximately $1,533,000 or 1.0% in 2002, following an increase of $13,305,000 or 9.6% in 2001.  These increases occurred primarily in demand and savings deposits as management placed emphasis on attracting these types of accounts and providing superior service for these customers. The average rate paid on interest-bearing deposits in 2002 was 2.14% and 3.86% in 2001.  Strong competition for deposits exists in the Company’s primary markets among commercial banks, savings banks, thrift institutions, credit unions, mutual funds, brokerage houses, insurance companies, and certain national retailers.  Despite this intense competition, management continues to evaluate pricing strategies that will ensure the Company’s long-term goal of maintaining market share without sacrificing profitability.

AVERAGE DEPOSITS

The following table shows average deposits and rates paid for the years indicated:

	2002 Average		2001 Average		2000 Average
	Balance	Rates Paid	Balance	Rates Paid	Balance	Rates Paid

Non-interest bearing demand deposits	$25,559	N/A	$28,052	N/A	$19,332	N/A
Interest bearing Demand & Savings	65,384	0.89%	57,807	1.97%	50,814	2.62%
Time Deposits	60,861	3.33%	64,549	5.46%	61,019	5.62%
Repurchased Agreements	2,910	5.39%	2,000	7.00%	5,920	1.16%
TOTAL INTEREST-BEARING DEPOSITS	$129,155	2.14%	$124,356	3.86%	$117,753	4.10%

There are no foreign offices.  Average balances are computed on daily balances.

MATURITIES OF TIME CERTIFCATES OF DEPOSITS OF $ 100,000 OR MORE

The following table shows the maturities of certificates of deposits of $100,000 or more at December 31, 2002:

December 31, 2003
(Dollars in Thousands)

Under 3 months	$—
3 to 6 months	842,136
6 to 12 months	3,004,194
Over 12 months	13,020,657

TOTAL CERTIFICATES OF DEPOSIT OF $100,000 OR MORE	$16,866,987

SHORT-TERM BORROWED FUNDS

The following table shows the Company’s short-term borrowings for 2002, 2001 and 2000:

	December,31
	2002	2001
	(Dollars in Thousands)

Securities sold under agreement to repurchase	$1,000	$2,000

TOTAL BORROWED FUNDS	$1,000	$2,000

The approximate average interest rates, average amounts outstanding, and maximum amounts outstanding at any month-end for securities sold under agreements to repurchase are as follows:

	2002	2001
Average interest rates at December 31	6.00%	7.00%
Maximum amounts outstanding at any month-end	$3,000	$2,000
Average daily amount outstanding	$2,910	$2,000
Weighted average interest rates	5.39%	7.00%

INCOME TAXES

Applicable income taxes for 2002 increased $154,000 or 17%.  This followed a $222,000 or 19.6% decrease for 2001, and a $1,000 or 0.09% increase for 2000.  Income taxes computed at the statutory rate do not differ materially from income tax expense reported on the Company’s financial statements.  For a complete discussion of the Company’s tax position, refer to Note 11 of the Notes to Consolidated Financial Statements, presented elsewhere in this report.

RETURN ON EQUITY AND ASSETS

The following chart shows various percentages relating to equity and assets:

	December 31,
	2002	2001	2000

Percentage of net income to:

Average stockholders’ equity	10.37%	10.36%	13.35%

Average total assets	1.06%	1.03%	1.36%

Percentage of dividends declared per common share to net income per common share	59.56%	61.12%	50.79%

Percentage of average stockholders’ equity to average total assets	10.24%	9.95%	10.15%

CAPITAL RESOURCES

Cash dividends paid to stockholders during 2002 totaled $1,097,000 following $1,075,000 in 2001 and $1,032,000 for 2000.  This represents a dividend pay-out ratio (dividends divided by net income) of 60% in 2002, 61% in 2001 and 51% in 2000.  Cash dividends per share equaled $1.53 per share in 2002, $1.50 per share in 2001 and $1.44 per share in 2000.  The Company is dependent upon dividends paid by its subsidiary bank to fund dividends to the stockholders and to cover other Holding Company operating costs.  The Company’s board of directors considers historical financial performance, future prospects, and anticipated needs for capital in formulating the dividend payment policy.  Future dividends are dependent upon the Company’s financial results, future prospects, capital requirements and general economic conditions.

One of management’s primary objectives is to maintain a strong capital position.  Stockholders’ equity increased $392,000 or 2.33% in 2002.  This increase resulted primarily from a net increase in retained earnings of $713,000 (net income less dividends paid to shareholders) and accumulated other comprehensive income of $225,000, which was offset by purchases of Treasury Stock in the amount of $546,000.

The percentage of earnings reinvested in the Company (net income less dividends as a percentage of net income) for the years 2002, 2001 and 2000 was 40%, 39%, and 49%, respectively.  The internal capital formation rate (net income less dividends as a percentage of average stockholders’ equity) indicates the rate at which assets can grow while maintaining the current ratio of stockholders’ equity to assets.  The internal capital information rate was 4.1% in 2002, 4.0% in 2001, and 6.5% in 2000.

REGULATORY CAPITAL

As of December 31, 2002, the Company and its subsidiary bank were considered well capitalized by the Federal Reserve.  Management is not aware of any changes which would affect this classification.  For more information, see Note 16 to the Consolidated Financial Statements.

Risk-based capital regulations require all banks and bank holding companies to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital.  Conceptually, risk-based capital requirements assess the risk of a financial institution’s balance sheet and off-balance sheet commitments in relation to its capital.  Under the guidelines capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets in determining the risk-based capital ratios.  The Company’s Tier I capital, which consists of stockholders’ equity, adjusted for certain intangible assets, amounted to $16,943,000 at December 31, 2002, or 17.4% of total risk-weighted assets, compared to $16,147,000 at December 31, 2001, or 15.04% of total risk-weighted assets.  Tier II capital, or supplementary capital, includes capital components such as qualifying allowance for loan losses, and can equal up to 100% of an institution’s Tier I capital with certain limitations.  The Company’s Tier II capital amounted to $1,207,000 at December 31, 2002, or 1.26% of total risk-weighted assets, compared to $1,153,000 at December 31, 2001, or 1.11% of total risk-weighted assets.

The Company’s total consolidated risk-based capital was $17,831,000,at December 31, 2002, or 18.54% of total risk-weighted assets, compared to $17,662,000, or 17.04% of total risk-weighted assets as of December 31, 2001.  Additionally, risk-based capital guidelines require a minimum leverage ratio (Tier I capital divided by average adjusted total consolidated assets) of 4% which may be increased for institutions with higher levels of risk or that are experiencing or anticipating significant growth.  The Company has not been advised by any regulatory agency of a higher leverage ratio applicable to it.  As of December 31, 2002 and 2001, the Company’s leverage ratio was 10.31% and 9.63%, respectively; therefore, the Company exceeded all current minimum capital requirements.

COMMITMENTS

As of December 31, 2002, this table shows off-balance-sheet commitments classified by expiration date:

	1 Year	1 to 3	3 to 5	Over 5
	or Less	Years	Years	Years	Total
(Dollars in Thousands)

Unused Lines of Credits
Home equity lines	$—	$—	$—	$—	$—
Commercial and financial	—	—	—	—	—
Other unused commitments	—	—	—	—	—
Financial standby letters of credit	—	—	—	—	—

AMOUNT OF LOANS OUTSTANDING

The following table reflects a summary of loans outstanding by classification at December 31 for the years indicated:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Commercial, Financial and Agricultural	$43,980	$39,706	$36,582	$32,936	$37,938
Real Estate Mortgage	52,503	55,532	56,282	55,437	46,088
Installment loans to Individuals	11,450	21,669	20,776	21,198	11,114

TOTAL LOANS OUTSTANDING	$107,933	$116,907	$113,640	$109,571	$95,140

The following is a summary of loans outstanding as a percent of total loans as of December 31:

	December 31,
	2002	2001	2000	1999	1998
Commercial, Financial and Agricultural	40.75%	33.96%	32.19%	30.06%	39.88%
Real Estate Mortgage	48.64%	47.50%	49.53%	50.59%	48.44%
Installment Loans to Individuals	10.61%	18.54%	18.28%	19.35%	11.68%
	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturity of 1-4 family residential loans, commercial and all other loans outstanding as of December 31, 2002:

	Less Than One Year	One Year to Five Years	Greater Than Five Years	Total
One to Four Family Residential	12,169	12,784	27,550	52,503
Commercial and Other	21,263	19,861	14,306	55,430
Total	33,432	32,645	41,856	107,933

Note: Schedule does not include loans in nonaccrual status.

LIQUIDITY MANAGEMENT

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds, to have sufficient funds available to meet borrowers’ credit needs and provide for all other cash needs of the Company.  In the opinion of management, the Company maintains sufficient liquidity to satisfy the needs of its customers.  To ensure the Company is positioned to meet immediate and future cash demands, management relies on liquidity analysis, knowledge of business trends over past economic cycles and forecasts of future conditions.

Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $3,164,000 of liquidity for the year ended December 31, 2002, compared to providing $2,929,000 and $2,356,000 in 2001 and 2000, respectively.  The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization.  In 2002, 2001 and 2000, these funds were utilized primarily to fund increasing investments aggregating $24,612,000, $55,583,000 and $5,944,000, respectively.

A secondary source of liquidity for the Company comes from investing activities, principally the maturities or sales of investment securities.  During 2002, due to the continued low interest rate environment, maturities, calls, and sales of investment securities amounted to $19,925,000, compared to $49,006,000 in 2001 and $7,400,000 in 2000.  As of December 31, 2002, the Company had approximately $13,036,000 of investment securities that mature within 12 months.  It is anticipated that as interest rates begin to stabilize, the rapidity of calls in investment securities will decline.  For the year ended December 31, 2002, $24,612,000 of cash was redeployed in investment securities.

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

The sales price for Logan County BancShares, Inc. stock is determined by negotiations between individual buyers and sellers.  Although the Company keeps no records of sale prices paid for the Company stock, and has no direct knowledge of such prices, for purposes of presentation and based on the information available, Company’s management estimates the approximate market value ranges for 2002 and 2001 to be as shown in the following table.  The number of stockholders at December 31, 2002, was 401 and outstanding shares totaled 703,991, net of 76,000 treasury shares.

PER SHARE DATA BY QUARTER

			Estimated Sales Prices
	Dividends		2002		2001
	2002	2001	High	Low	High	Low
Quarter
First Quarter	$0.34	$0.33	$42.00	$42.00	$42.00	$42.00
Second Quarter	0.34	0.34	42.00	42.00	42.00	42.00
Third Quarter	0.34	0.34	42.00	42.00	42.00	42.00
Fourth Quarter	0.50	0.49	42.00	42.00	42.00	42.00
Total	$1.53	$1.50

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The income stream of the Company is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount earned on the Company’s interest-earning assets and the amount paid for interest-bearing liabilities.  Another important factor is the timing of the maturity of these assets and liabilities including when they are prepaid, withdrawn, mature or reprice in specified periods.  The goal of asset and liability management is to maintain high quality and consistent growth of net interest income with acceptable levels of risk to changes in market interest rates.

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

The following table presents the Company’s Interest Rate Sensitivity position at December 31, 2002:

INTEREST RATE SENSITIVE ANALYSIS TABLE

(In Thousands of Dollars)

As of December 31, 2002	0-90	91-180	181-365	Total One Year	Over One Year	Total
Earning Assets
Loans	$6,557	$5,576	$21,299	$33,432	$74,501	$107,933
Investments	4,003	2,021	8,009	14,033	26,734	40,767
Federal Funds Sold	11,370	0	0	11,370	0	11,370

Total Earning Assets	21,930	7,597	29,308	58,835	101,235	160,070

Interest Bearing Liabilities
Demand Deposits	21,851	0	0	21,851	0	21,851
Savings	12,653	10,062	22,149	44,864	0	44,864
CD’s of $100,000 and Over	2,730	2,604	4,251	9,585	7,282	16,867
Other	5,413	6,338	11,093	22,844	13,537	36,381

Total Interest Bearing Liability	42,647	19,004	37,493	99,144	20,819	119,963

Interest Sensitivity Gap	$(20,717)	$(11,407)	$(8,185)	$(40,309)	$80,416	$40,107

Cumulative Gap	$(20,717)	$32,124	$(40,309)	$(40,309)	$40,107	$40,107

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	51.14%	47.89%	59.34%	59.34%	133.43%	133.43%

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[LETTERHEAD OF McNEAL, WILLIAMSON & CO.]

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of Logan County BancShares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Logan County BancShares, Inc. and Subsidiary as of December 31, 2002, and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidate financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ McNeal, Williamson & Co.
Logan, West Virginia
February 26, 2003

Logan County BancShares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,598,423	$6,651,322
Federal funds sold	11,370,000	7,150,000
Total cash and cash equivalents	16,968,423	13,801,322

Investment securities:
Available-for-sale (at fair value)	41,224,138	36,355,332

Loans	107,932,591	116,907,413
Less allowance for loan losses	(1,618,632)	(1,152,777)
Net loans	106,313,959	115,754,636

Premises and equipment, net	3,217,324	3,383,539
Accrued income receivable	811,373	973,167
Other assets	794,556	738,933

Total assets	$169,329,773	$171,006,929

LIABILITIES

Noninterest bearing deposits:
Demand	$24,707,180	$27,150,351
Interest bearing deposits:
Demand	21,851,348	21,370,908
Savings	44,864,222	39,803,797
Time	58,651,287	63,282,186
Total deposits	150,074,037	151,607,242
Repurchase agreements	1,000,000	2,000,000
Other liabilities	1,063,135	599,557
Total liabilities	152,137,172	154,206,799

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 par value: 703,991 shares issued in 2002 and 716,991 in 2001	1,300,000	1,300,000
Treasury Stock- 76,000 shares in 2002 and 63,000 in 2001, at co	(1,406,198)	(860,198)
Surplus	2,408,426	2,408,426
Retained earnings	14,630,049	13,916,868
Accumulated other comprehensive income	260,324	35,034
Total stockholders’ equity	17,192,601	16,800,130

Total liabilities and stockholders’ equity	$169,329,773	$171,006,929

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
INTEREST INCOME
Interest and fees on loans
Taxable	$8,518,297	$9,981,814	$9,513,879
Investment securities:
Available-for-sale	1,363,725	1,354,163	1,885,787
Interest on federal funds sold	205,786	753,745	108,011
Total interest income	10,087,808	12,089,722	11,507,677

INTEREST EXPENSE
Deposits	2,607,604	4,661,023	4,758,575
Other borrowings	156,508	140,000	68,950
Total interest expense	2,764,112	4,801,023	4,827,525

Net interest income	7,323,696	7,288,699	6,680,152

PROVISION FOR POSSIBLE LOAN LOSSES	533,819	700,000	100,000

Net interest income after provision for possible loan losses	6,789,877	6,588,699	6,580,152

NONINTEREST INCOME
Service charges and other fees	656,160	628,220	668,719
Securities gains, net	—	6,248	—
Other operating income	148,407	72,694	100,516
Total noninterest income	804,567	707,162	769,235

NONINTEREST EXPENSE
Salary and employee benefits	2,321,908	2,216,849	2,147,995
Occupancy and equipment expense	546,772	534,074	493,435
Other operating expenses	1,820,155	1,879,727	1,543,968
Total noninterest expense	4,688,835	4,630,650	4,185,398

Income before income taxes	2,905,609	2,665,211	3,163,989

INCOME TAXES	1,063,777	909,590	1,131,268

Net income	$1,841,832	$1,755,621	$2,032,721

WEIGHTED AVERAGE SHARES OUTSTANDING	716,991	716,991	716,991

EARNINGS PER COMMON SHARE	$2.57	$2.45	$2.84

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common		Retained	Treasury	Compre hensive	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Income	Total
BALANCE, DECEMBER 31, 1999	$1,300,000	$2,408,426	$12,236,479	$(860,198)	$(641,014)		$14,443,693

Comprehensive income:
Net income - 2000	—	—	2,032,721	—	—	$2,032,721	2,032,721
Other comprehensive income, net of tax
Unrealized gains on securities available-for-sale	—	—	—	—	570,269	570,269	570,269
Comprehensive income						$2,602,990

Cash dividend ($1.44 per share)	—	—	(1,032,467)	—	—		(1,032,467)

BALANCE, DECEMBER 31, 2000	1,300,000	2,408,426	13,236,733	(860,198)	(70,745)		16,014,216

Comprehensive income:
Net income -2001	—	—	1,755,621	—	—	$1,755,621	1,755,621
Other comprehensive income, net of tax
Unrealized gains on securities available-for-sale	—	—	—	—	105,779	105,779	105,779
Comprehensive income						$1,861,400

Cash dividend ($1.34 per share)	—	—	(1,075,487)	—	—		(1,075,487)

BALANCE, DECEMBER 31, 2001	1,300,000	2,408,426	13,916,867	(860,198)	35,034		16,800,129

Correction of error			(31,655)				(31,655)

Comprehensive income:
Net income - 2002	—	—	1,841,833		—	$1,841,833	1,841,833
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment available-for-sale	—	—	—		225,290	225,290	225,290
Comprehensive income						$2,067,123

Purchase of 13,000 shares of common stock @ $42 per share				(546,000)			(546,000)

Cash dividend ($1.53 per share)	—	—	(1,096,996)	—	—		(1,096,996)

BALANCE, DECEMBER 31, 2002	$1,300,000	$2,408,426	$14,630,049	$(1,406,198)	$260,324		$17,192,601

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,841,833	$1,755,621	$2,032,271
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for loan losses	533,819	700,000	100,000
Depreciation and amortization	273,928	269,956	277,506
Provision for deferred taxes	(130,620)	(213,669)	(1,247)
Gain on sale of securities	—	(6,248)	—
Premium amortization and accretion on investment securities	66,565	(3,356)	(5,060)
Net change in accrued income and other assets	196,970	503,222	32,608
Net change in other liabilities	381,009	(80,276)	(83,776)
Other, net	—	4,028	4,028
Net cash provided by operating activities	3,163,504	2,929,278	2,356,330

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales/calls of securities available-for-sale	19,925,000	8,006,248	—
Proceeds from maturities of securities available-for-sale	—	41,000,000	7,400,000
Purchases of securities available-for-sale	(24,612,311)	(55,583,423)	(5,943,619)
Purchase of bank owned life insurance	—	—	—
Net change in loans	8,974,822	(3,266,801)	(4,167,860)
Purchase of bank premises and equipment	(107,713)	(59,493)	(93,479)
Net cash provided by (used in) investing activities	4,179,798	(9,903,469)	(2,804,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(1,533,205)	12,884,453	11,104,088
Net change in repurchase agreements	(1,000,000)	—	(7,840,000)
Purchase of Treasury Stock, at cost	(546,000)	—	—
Dividends paid	(1,096,996)	(1,075,487)	(1,032,437)
Net cash provided by (used in) financing activities	(4,176,201)	11,808,966	2,231,651

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,167,101	4,834,775	1,783,023

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,801,322	8,966,547	7,183,524

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,968,423	$13,801,322	$8,966,547

Supplemental Disclosures:
Cash paid for interest	$2,836,084	$4,876,027	$4,762,739
Cash paid for income taxes	$1,186,510	$1,118,983	$1,117,740

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

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

Reclassifications – Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

NOTE 2 – INVESTMENT SECURITIES

The carrying amounts of investment in securities as shown in the consolidated balance sheets of the Bank and their approximate fair values at December 31, are as follows:

	December 31, 2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal agency securities	$36,532,502	$284,636	$—	$36,817,120
U.S. Treasury securities	3,971,774	103,226	18	4,075,000
Equity securities	263,152	68,866	—	332,018

Total	$40,767,428	$456,728	$18	$41,224,138

	December 31, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal agency securities	$32,553,208	$62,594	$—	$32,615,802
U.S. Treasury securities	3,490,661	—	1,131	3,489,530
Equity securities	250,000	—	—	250,000

Total	$36,293,864	$62,594	$1,131	$36,355,332

The Company’s investment securities portfolio contains unrealized losses on U.S. Government agency securities, which are generally viewed as having the implied guarantee of the U.S. government.  None of the individual securities have been in an unrealized loss position for more than twelve months as of December 31, 2002.

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

	Securities Available-for-Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in 1 year or less	$12,951,878	$13,035,620
Due from 1 year to 5 years	27,471,398	27,775,500
Due from 5 years to 10 years	—	—
Due after 10 years	—	—
Equity securities	344,152	413,018

Total	$40,767,428	$41,224,138

No securities were sold in 2001 or 2000.  Gross gains of $6,248 were realized in 2001 as the result of securities called prior to maturity.

The par value of securities pledged to secure public deposits and for other purposes amounted to $26,056,196 in 2002 and $14,598,233 in 2001.

NOTE 3 – RESTRICTION ON CASH, DUE FROM BANKS, AND CONTINGENT LIABILITIES

As a condition of membership, the Bank is required to maintain average balances with the Federal Reserve Bank.  The average required reserve balances were $1,131,000 and $1,383,000 for 2002 and 2001, respectively.  The Bank has various claims and actions pending at December 31, 2002, arising in the ordinary course of business.  It is the opinion of management and legal counsel that such litigation will not materially affect the Bank’s financial position or earnings.

NOTE 4 – LOANS

Major classifications of loans at December 31, 2002 and 2001, are as follows:

	2002	2001

Mortgage loans	$52,502,944	$53,718,980
Installment loans	11,449,826	13,977,895
Commercial and other loans	43,979,821	49,210,538
Total	107,932,591	116,907,413
Less allowance for loan losses	1,618,632	1,152,777

Net loans	$106,313,959	$115,754,636

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2002	2001

Impaired loans without a valuation allowance	$203,589	$918,325
Impaired loans with a valuation allowance	854,889	646,002

Total impaired loans	$1,058,478	$1,564,327

Valuation allowance related to impaired loans	$504,554	$518,385

Total non-accrual loans	$1,705,845	$796,477

	December 31,
	2002	2001	2000

Average investment in impaired loans	$992,980	$1,250,972	$997,116

Interest income recognized on impaired loans	$50,741	$45,357	$54,252

No additional funds are committed to be advanced in connection with impaired loans.

Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $89,407 and $55,753 for 2002 and 2001, respectively.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

	December 31,
	2002	2001	2000

Balance at beginning of year	$1,152,777	$702,008	$700,553
Additions charged to operating expense	533,818	700,000	100,000
Recoveries	29,565	7,890	7,125
Total	1,716,160	1,409,898	807,678
Less loans charged-off	97,528	257,121	105,670

Balance at end of year	$1,618,632	$1,152,777	$702,008

NOTE 6 – BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

			Original
	December 31,		Useful Life
	2002	2001	Years

Land	$949,972	$949,972
Banking house	3,277,794	3,183,011	10 – 40
Furniture, fixtures, and equipment	2,445,398	2,432,565	3 – 20
Total	6,673,164	6,565,548
Less accumulated depreciation	3,455,840	3,182,009

Net bank premises and equipment	$3,217,324	$3,383,539

Charges to operations for depreciation amounted to $273,928, $269,956, and $277,506 in 2002, 2001, and 2000, respectively.  Expenditures for maintenance and repairs were charged against operations as incurred.

NOTE 7 – OPERATING LEASE COMMITMENTS

The Company has entered into lease agreements for certain premises at three of its facility locations.  Future minimum lease payments under the leases amount to $21,400 per year for each of the 5 years subsequent to December 31, 2002.

NOTE 8 – DEPOSITS

The following is a summary of interest-bearing deposits, by type, as of December 31:

	2002	2001

NOW and Super NOW accounts	$17,356,352	$16,976,091
Money market accounts	4,494,996	4,394,817
Savings accounts	44,864,222	39,803,796
Regular certificates of deposit	53,256,894	58,197,285
Individual retirement accounts and other time deposits	5,394,393	5,084,901

Total	$125,366,857	$124,456,890

Certificates of deposit in denominations of $100,000 or more totaled $16,886,987 and $19,815,003 at December 31, 2002 and 2001, respectively.  Interest paid on all time deposits totaled $2,024,089, $3,662,286, and $3,429,508 for the years ended December 31, 2002, 2001, and 2000, respectively.

A maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2002, follows:

	Amount	Percent

Three months or less	$—	$0.00
Three through six months	842,136	4.99
Six through twelve months	3,004,194	17.81
Over twelve months	13,020,657	72.20

Total	$16,866,987	100.00

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003	$17,304,535
2004	16,786,257
2005	6,813,298
2006	6,473,589
2007 and over	5,879,215

Total	$53,256,894

NOTE 9 – REPURCHASE AGREEMENTS

Repurchase agreements represent financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturity date of the agreement for a specified price.  The securities underlying the agreements remain under the Company’s control.  Information related to repurchase agreements is summarized below:

	2002	2001

Balance at end of year	$1,000,000	$2,000,000
Average balance during the year	2,910,324	2,000,000
Maximum month-end balance	3,000,000	2,000,000
Weighted-average rate during the year	5.377%	7.000%
Weighted-average rate at December 31	2.250%	7.000%

NOTE 10 – INCOME TAX

The provisions for federal income taxes for the years ended December 31, 2002, 2001, and 2000 were less than the respective amounts that would result from applying the statutory federal and state income tax rates due primarily to the Bank’s investment income and expense accruals.

The provisions for income taxes at December 31 consist of:

	2002	2001	2000

Current	$1,194,397	$1,123,259	$1,132,515
Deferred	(130,620)	(213,669)	(1,247)

Income tax expense	$1,063,777	$909,590	$1,131,268

Deferred tax assets and deferred tax liabilities are comprised of the following:

	2002	2001

Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$588,240	$374,553
Deferred compensation	—	—
Other	—	24,897
Total deferred tax assets	588,240	399,450
Items giving rise to deferred tax liabilities:
Property and equipment	(175,141)	(116,971)
Investment accretion	(14,830)	(54,492)
Other	(25,476)	—
Unrealized loss on securities available for sale	(196,385)	—
Total deferred tax liabilities	411,832)	171,463

Net deferred tax asset	$176,408	$227,987

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the year ended December 31 is as follows:

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent

Computed tax at statutory federal rate	$987,907	34.0%	$906,172	34.0%	$1,044,203	34.0%
Plus state income taxes net of federal tax benefits	74,346	2.6	56,716	2.1	92,802	3.0
	1,062,253	36.6	962,888	36.1	1,137,005	37.0
Effect of:
Dividends received deduction	(2,193)	(0.1)	(1,953)	(0.1)	—	0.0
Life insurance earnings	—	0.0	—	0.0	—	0.0
Travel and dues	1,593	0.0	1,578	0.1	—	0.0
Others - net	2,124	0.1	(52,923)	(2.0)	(5,737)	(0.1)

Actual tax expense	$1,063,777	36.6%	$909,590	34.1%	$1,131,268	36.9%

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company’s subsidiary has a qualified profit sharing and 401(k) employee benefit plan covering substantially all employees.  The contributions to the plans are at the discretion of the plan’s advisory board and amounted to $121,121, $125,165, and $114,358 in 2002, 2001, and 2000, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The total amount of off-balance-sheet financial instruments with credit risk are as follows:

	December 31,
	2002	2001

Loan commitments	$11,061,000	$10,281,000
Standby letters of credit	802,000	990,000

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  All of the standby letters of credit expire in 2003.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

NOTE 13 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below and as defined by regulation) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, and Tier I capital leverage ratios as set forth in the table.  There are no conditions or events since those notifications that management believes have changed the institution’s category.

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		Federal Regulations
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital	$17,193	17.6%	$7,809	8.0%	$9,761	10.0%
(to Risk Weighted Assets)
Tier I Capital	$16,943	17.4%	$3,904	4.0%	$5,857	6.0%
(to Risk Weighted Assets)
Tier I Capital	$16,948	9.8%	$6,924	4.0%	$4,881	5.0%
(to Average Assets)

As of December 31, 2001:
Total Capital	$16,800	16.2%	$8,290	8.0%	$10,362	10.0%
(to Risk Weighted Assets)
Tier I Capital	$16,147	15.0%	4,295	4.0%	6,442	6.0%
(to Risk Weighted Assets)
Tier I Capital	$16,147	10.3%	6,265	4.0%	7,831	5.0%
(to Average Assets)

The Company’s principal source of funds for dividend payments is dividends received from the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements defined above.  During 2003, the Bank could, without prior approval, declare dividends of approximately $1,891,306 plus any 2003 net profits returned to the date of the dividend declaration.

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimates of fair values of financial instruments are summarized as follows at December 31:

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$5,597,679	$5,597,679	$6,651,322	$6,651,322
Federal funds sold	11,370,000	11,370,000	7,150,000	7,150,000
Investment securities	41,305,138	41,305,138	36,292,869	36,355,332
Loans	107,932,591	109,106,568	115,754,636	115,754,636
Accrued interest receivable	811,373	811,373	973,167	973,167

Financial liabilities:
Deposits	150,073,293	150,823,589	151,607,242	151,896,920
Repurchase agreements	1,000,000	1,000,000	2,000,000	2,000,000
Accrued interest payable	93,142	93,142	165,114	165,114

NOTE 15 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Logan County BancShares, Inc.:

BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Cash	$369,744	$420,887
Securities available for sale, at fair value	332,018	250,000
Other assets	46,868	18,295
Investment in subsidiary	16,869,078	16,510,065

Total assets	$17,617,708	$17,199,247

LIABILITIES
Other	$425,107	$399,117

STOCKHOLDERS’ EQUITY	17,192,601	16,800,130

Total liabilities and stockholders’ equity	$17,617,708	$17,199,247

STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
OPERATING INCOME
Other income	$67,285	$8,208	$7,203
Dividends from subsidiary	1,706,148	1,075,486	1,032,467
Total operating income	1,773,433	1,083,694	1,039,670

OPERATING EXPENSES	121,459	60,846	57,791

Income before income tax and equity in undistributed earnings of subsidiary	1,651,974	1,022,848	981,879

INCOME TAX BENEFIT	43,127	20,900	20,628

Income before equity in undistributed earnings of subsidiary	1,695,101	1,043,748	1,002,507

EQUITY IN UNDISTRIBUTED (DISTRIBUTIONS IN EXCESS OF) EARNINGS OF SUBSIDIARY	146,732	711,873	1,030,214

Net income	$1,841,833	$1,755,621	$2,032,721

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,841,833	$1,755,621	$2,032,721
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (distribution in excess of) earnings of subsidiary	(146,732)	(711,873)	(1,030,214)
Net change in other assets	(110,591)	(13,420)	9,799
Net change in accrued expenses	7,343	105,580	5,131
Net cash provided by operating activities	1,591,853	1,135,908	1,017,437

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(546,000)	—	—
Dividends paid	(1,104,726)	(1,075,487)	(1,032,467)
Net cash used in Financing activities	(1,642,996)	(1,075,487)	(1,032,467)

Change in cash and cash equivalents	(51,143)	60,421	(15,030)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	420,887	360,466	375,496

CASH AND CASH EQUIVALENTS, END OF YEAR	$369,744	$420,887	$360,466

ITEM 9A – CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning the Company’s Directors, Nominees for Director and Executive Officers.

Name	Age as of December 31, 2002	Positions with the Company and Logan Bank & Trust Company (“LB&T”)	Business Experience During Last Five Years and Directorships
Harvey Oakley	82	Director of the Company since 1985 and Director of LB&T since 1964; President and Chairman of the Board of Directors of Company since 1985 and Chairman of the Board of LB&T since 1964	Attorney at Law; President of the Company

Clell Peyton	66	Director of the Company since 1985 and Director of LB&T since 1996	Retired, Nationwide Insurance Company.

Earle B. Queen	75	Director of the Company since 1985 and Director of LB&T since 1964	President, James Funeral Home; Director of West Logan Water Co., Queen Brothers, Inc. and Funeral Services, Inc.

LaVeta Jean Ray	71	Director of the Company since 1985	Retired; Counselor, Chapmanville High School.

William W. Wagner	70	Director of the Company since 1985 and Director of LB&T since 1976	Retired; Former Director and Executive Comm. Of United Bankshares, Inc.; Former Chairman of Eagle Bancorp. Inc.

Eddie Canterbury	54	Director and Executive Vice-President and CEO of the Company since 1985; Director of LB&T since 1980; CEO of LB&T since 1982 and President of LB&T since 2000	Executive Vice President and CEO of the Company and President and CEO of LB&T; Director of KY/WV Cable, Inc., Greentree Cable of KY, Inc., Louisa Cable & TV, Inc. and Logan County Cable, Inc.

Walter D. Vance	52	Director and Vice President of the Company since 1985	Vice President of the Company; Pharmacist; and Vice President and Director of Aracoma Drug Company.

Glenn T. Yost	45	Director of the Company and LB&T since 1994	President, W.W. McDonald Land Co.; President,
			Triadelphia Land Co.; President, Bruce McDonald Holding Co.

David McCormick	55	Director of the Company and LB&T since 1994	President, McCormick’s, Inc.; President, Bodaco, Co.

FAMILY RELATIONSHIPS

Harvey Oakley is William W. Wagner’s uncle.

AUDIT COMMITTEE

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the standing Audit Committee are: Glenn T. Yost, Chairman, Earle B. Queen, and Clell Peyton.

ITEM 11 – EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation

The table below sets forth the cash compensation of the Company’s CEO.  No other executive officer of the Company earned $100,000 or more in salary and bonus for the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary		Bonus		Other Compensation (1)	Securities Underlying Options	All Other(2)
Eddie Canterbury Executive Vice President and Chief Executive Officer of the Company and President and Chief Executive Officer of Logan Bank & Trust Company (“LB&T”)	2002 2001 2000	$ $ $	120,000 115,000 115,000	$ $ $	20,000 20,000 20,000	— — —	0 0 0	$ $ $	11,200 10,800 10,800

(1)       The CEO did not receive perquisites or other personal benefits, securities or property during 2002 which, in the aggregate cost the Company an amount that equaled or exceeded the lesser of $50,000 or 10% of the CEO’s salary and bonus earned during the year.

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

The Agreement provides that Mr. Canterbury will receive a base salary, which may be increased from time to time, in such amounts as may be determined by the Employers’ Boards of Directors.  Mr. Canterbury’s 2002 salary is shown in the salary column of the Summary Compensation Table.  The Agreement also provides Mr. Canterbury with the same fringe benefits that Mr. Canterbury received prior to entering into the Agreement.

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

Fees for Directors

                Directors of Logan County BancShares, Inc. received $300 per month in 2002.  In addition, members of the Audit Committee received $75 for each meeting attended in 2002.  Directors of Logan Bank & Trust Company received $250 per month in 2002, and members of the Loan and Discount Committee received $150 per meeting attended in 2002.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table lists each shareholder of Logan County BancShares, Inc. who is the beneficial owner of more than 5% of Logan County BancShares Inc.’s common stock as of February 28, 2005.

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

SECURITY OWNERSHIP OF MANAGEMENT

As of February 28, 2005, the nominees, Directors of the Company and Logan Bank & Trust Company (“LB&T”) and executive officers of the Company owned beneficially, directly or indirectly, the number of shares of common stock indicated on the following table.  The number of shares shown as beneficially owned by each nominee, director and executive officer is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purposes.  All Directors and executive officers of the Company as a group owned 194,183 shares or 27.58% of the Company’s common stock as of February 28, 2005.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Audit-Related Fees.

The following table presents fees for professional services rendered by McNeal, Williamson & Co. to perform an audit of the Corporation’s annual financial statements for the years ended December 31, 2002, and 2001, and fees for other services rendered by McNeal, Williamson & Co. during those periods:

	2002	2001
Audit Fees(1)	$32,000	$32,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	8,235	8,837
All Other Fees(4)	1,650	2,500
Total Fees	$41,885	$43,337

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

(4)           All Other Fees – These are fees for other permissible work performed by McNeal, Williamson & Co. that does not meet the above category descriptions.  The fees for services incurred in 2001 and 2002 include the filing of the Corporation’s Form 10-Q for the quarters ending September 30, 2001 and 2002.  All services rendered by McNeal, Williamson & Co. are permissible under applicable laws and regulations, and pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

Prior to July 23, 2004, the Audit Committee did not have formal pre-approval policies and procedures for audit and non-audit services.  Prior to July 23, 2004, the Audit Committee met and considered each audit and non-audit service to be rendered by McNeal, Williamson & Co.  During 2002 and 2001, all of fees paid to McNeal, Williamson & Co. were approved by the Audit Committee.

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

21.           Subsidiaries of the Company

23.           Consent of McNeal Williamson & Co.

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

February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harvey Oakley	Date:	February 28, 2005
Harvey Oakley, Director and Chairman of the Board of Directors

By	/s/ Clell Peyton	Date:	February 28, 2005
Clell Peyton, Director

By	/s/ Earle B. Queen	Date:	February 28, 2005
Earle B. Queen, Director

By	/s/ LaVeta Jean Ray	Date:	February 28, 2005
LaVeta Jean Ray, Director

By:	/s/ William W. Wagner	Date:	February 28, 2005
William W. Wagner, Director

By	/s/ Eddie Canterbury	Date:	February 28, 2005
Eddie Canterbury, Director, Executive Vice-President and Chief Executive Officer

By	/s/ Walter D. Vance	Date:	February 28, 2005
Walter D. Vance Director

By	/s/ Glenn T. Yost	Date:	February 28, 2005
Glenn T. Yost, Director

By	/s/ David McCormick	Date:	February 28, 2005
David McCormick, Director