Form 10-Q/A
period 2003-03-31
LOGAN COUNTY BANCSHARES INC
filed 2005-03-30
CIK 760327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2003

Commission File Number:  2-95114

LOGAN COUNTY BANCSHARES, INC.

(Exact name of Registrant as specified in its Charter)

West Virginia	55-0660015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 597, Logan, West Virginia	25601
(Address of principal executive offices)	(Zip Code)

(304) 752-1166
(Registrant’s telephone number , including area code)

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

Reports on Form 8-K

Signatures

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending March 31, 2003, by adding Items 3 and 4, which were not previously addressed in the Company’s 10-Q for the period ending March 31, 2003, and making additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 2.

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

This Amendment No. 1 on Form 10-Q/A also revises the consolidated balance sheet to eliminate intercompany balances, restates the consolidated statement of cash flows to reflect federal funds sold as cash equivalents, and makes other revisions in format to conform to standard presentation for financial institutions.  As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s review and the re-audit of the 2003 financial statements, certain material adjustments were made to the 2003 financial statements.  These adjustments are discussed in Note 3 to the financial statements herein.

PART I

ITEM 1. - FINANCIAL INFORMATION

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CONDITION

(In Thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$6,938	$5,598
Federal funds sold	20,990	11,370
Total cash and cash equivalents	27,928	16,968

INVESTMENT SECURITIES
Available-for-sale	39,605	41,305

LOANS	105,222	107,933
Allowance for loan losses	(1,578)	(1,619)
Net loans	103,644	106,314

BANK PREMISES AND EQUIPMENT	3,196	3,217

ACCRUED INTEREST AND OTHER ASSETS	1,746	1,526

TOTAL ASSETS	$176,119	$169,330

LIABILITIES
DEPOSITS
Non-interest	$27,017	$24,707
Interest-bearing	26,479	21,851
Savings	43,016	44,864
Time	58,199	58,652
TOTAL DEPOSITS	154,711	150,074

Securities repurchase agreements	3,003	1,000

Accrued interest and other liabilities	430	1,046

INCOME TAXES PAYABLE
Current	283	—
Deferred	302	17
TOTAL LIABILITIES	158,729	152,137

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 par value; 703,991 shares issued	1,300	1,300
Treasury Stock - 76,000 shares at cost	(1,406)	(1,406)
Surplus	2,408	2,408
Retained earnings	14,916	14,631
Accumulated other comprehensive income	172	260
Total stockholders’ equity	17,390	17,193

Total liabilities and stockholders’ equity	$176,119	$169,330

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended
	March 31,
	2003	2002
INTEREST INCOME
Interest and fees on loans - taxable	$1,927	$2,218
Investment securities:
Available-for-sale	273	335
Interest on federal funds sold	49	51
Total interest income	2,249	2,604

INTEREST EXPENSE
Deposits	531	725
Other borrowings	19	39
Total interest expense	550	764

Net interest income	1,699	1,840

PROVISION FOR LOAN LOSSES	2	60
Net interest income after provision for loan losses	1,697	1,780

NON-INTEREST INCOME
Service charges and other fees	194	153
Other operating income	59	43
Total non-interest income	253	196

NON-INTEREST EXPENSES
Salaries and benefits	584	572
Expense of bank premises and equipment	149	139
Other operating expenses	385	403
Total non-interest expenses	1,118	1,114

Income before income taxes	832	862

INCOME TAXES	301	325

Net income	$531	$537

WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	716,991

EARNINGS PER COMMON SHARE	$0.75	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income, Net	Income	Stock	Total

BALANCE DECEMBER 31, 2002	$1,300	$2,408	$14,631	$260		$(1,406)	$17,193

Comprehensive Income:
Net income for the three months ended March 31, 2003	—	—	531	—	$531	—	531

Net unrealized losses on available-for-sale securities	—	—	—	(88)	(88)	—	(88)
Total comprehensive income					$443

Dividends on 703,991 shares common stock @ $0.35	—	—	(246)	—		—	(246)

BALANCE, MARCH 31, 2003	$1,300	$2,408	$14,916	$172		$(1,406)	$17,390

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2003 and 2002

(In Thousands)

	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$531	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66	67
Deferred tax related to investments	66	—
Premium amortization and accretion on investment securities	23	19
Provision for loan losses	2	60
(Increase) decrease in other assets	(220)	(51)
Increase (decrease) in other liabilities	(48)	(56)
Net cash provided by operating activities	420	576

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	21,477	13,000
Proceeds from maturities of securities available-for-sale	—	3,487
Purchases of securities available-for-sale	(19,954)	(17,504)
Net (increase) decrease in loans	2,668	5,781
Purchase of bank premises and equipment	(45)	(6)
Net cash provided by investing activities	4,146	4,758

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	6,938	2,797
Net increase (decrease) in savings deposits	(1,848)	4,021
Net increase (decrease) in time deposits	(453)	(1,903)
Net increase (decrease) in Federal Funds purchased/repurchased	2,003	1,004
Dividends paid	(246)	(244)
Net cash provided by financing activities	6,394	5,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,960	11,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,968	14,222

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,928	$25,231

Supplemental Disclosures:
Cash paid for interest	$549,528	$791,432
Cash paid for income taxes	$75,482	$745,276

The accompanying notes are an integral part of the consolidated financial statements.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Logan County BancShares, Inc. and its subsidiary ( the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”), instructions to Form 10-Q, Article 10 of Regulation S-X, and to general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis of financial conditions and results of operations.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors.  The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.  Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market.  There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,578,000 at March 31, 2003, was adequate to provide for probable losses from existing loans based on information currently available.  While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors.  As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings.  Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis.  This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary.  These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.  At March 31, 2003, there were no investment securities identified by management to be other-than-temporarily impaired.  If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods unless the investments are held to maturity.

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

NOTE 2 – RECENT ACCOUNTING STANDARDS

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Initial application of this statement is as of the beginning of an entity’s fiscal year.  The adoption of SFAS No. 143 did not have a material impact on the Company.

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

The FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.”  SFAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  This statement also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets.  The effective date of this Statement is generally for activities on or after October 1, 2002.  The adoption of SFAS No. 147 did not have a material impact on the Company.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses whether certain types of entities, referred to as variable interest entities (“VIE”), should be consolidated in a company’s financial statements.  A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses, and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities which, in turn, would be expected to absorb at least some of the expected losses of the VIE.  An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns.  The Company adopted the Interpretation for relationships with VIE’s that begin on or after February 1, 2003.  The implementation of the consolidation guidance did not have a material effect on the Company.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities and current earnings.  For the three months ended March 31, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).  For the three months ended March 31, 2003, comprehensive income totaled $443,000.

NOTE 4 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of the 2003 financial statements, it was discovered that intercompany account balances had not been eliminated as of March 31, 2003, and December 31, 2002.  With the concurrence of McNeal Williamson, the following adjustments were made to previously reported financial information as of June 30, 2003, and December 31, 2002:

Cash and non-interest bearing demand deposits were decreased by $369,000 as the result of the elimination of intercompany account balances as of December 31, 2002.  Total assets and total liabilities each decreased by $369,000 as a result of these eliminations.  Previously reported net income and net income per share remain unchanged.

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

Comparison of the Results of Operations for the Three Months ended March 31, 2003 and 2002

The Company reported net income of $531,000 for the three months ended March 31, 2003, compared to $537,000 for the three months ended March 31, 2002, representing a decrease of 1.0%, or $6,000.  The net interest income was $1,699,000, for the three months ended March 31, 2003, a decrease of $141,000, or 7.7%, compared to $1,840,000 for the first quarter of 2002.  The decrease points out the decline in interest rates during the two periods.  Management continues to actively monitor interest rate risk using asset and liability matching techniques.  Net interest margins for the three months ended March 31, 2003 and 2002, were 4.3% and 4.67%, respectively.

Interest income amounted to $2,249,000 for the three months ended March 31, 2003, a decrease of $355,000, or 14%, from $2,604,000 for the same three-month period of 2002.  This decrease is directly tied to lower market interest rates.  Interest income reflected a weighed-average yield on earning assets of 5.6% for the quarter ended March 31, 2003, compared to 6.44% for the first quarter of 2002.  Average interest earning assets were $163,312,000 and $163,699,000 during the three months ended March 31, 2003 and 2002, respectively.

Interest expense decreased to $550,000 for the quarter ended March 31, 2003.  The decrease equaled $214,000 or 28.0%, from $764,000 for the three-month period ended March 31, 2002.  This reflected an average cost of funds of 1.39% and 1.88%, respectively, for the three-month periods ended March 31, 2003 and 2002.  Lower market interest rates were the major factor.  Average interest bearing liabilities were $126,531,000 and $127,215,000 during the three months ended March 31, 2003 and 2002, respectively.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio.  This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.  Based on this analysis, management established an allowance for loan losses.  The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the probable losses that may be incurred in the Bank’s portfolio.  The provision for loan losses decreased by $58,000 for the three months ended March 31, 2003, as compared to the same three months ended March 31, 2002, as a result of such an analysis by management.

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

NONINTEREST INCOME

Non-interest income includes revenues from all sources other than interest income.  For the three-month-period ended March 31, 2003, non-interest income totaled $253,000, representing an increase of $57,000, or 29%, from the $196,000 recorded during the same period of 2002.  This increase was primarily due to increases in other income of $16,000 and increased fees of $41,000.

NONINTEREST EXPENSE

Non-interest expense includes overhead costs which are not related to interest expense or to losses from loans or securities.  For the three months ended March 31, 2003, the Company’s non-interest expense totaled $1,118,000, increasing $4,000 over the $1,114,000 of non-interest expense for the three months ended March 31, 2002.  Expressed as a percentage of period-end assets, annualized non-interest expense was 2.50% at both March 31, 2003, and March 31, 2002.

Salaries and employee benefits are Logan County BancShares’ largest non-interest cost, representing approximately 52% of total non-interest expense at March 31, 2003, and 51% for the first quarter of 2002.  Salaries and employee benefits increased only $12,000, or 2.0%, at March 31, 2003, compared to March 31, 2002.  This increase is primarily due to normal personnel increases and timing of personnel benefit accruals.

INCOME TAXES

Logan County BancShares’ income tax expense, for the three month period ended March 31, 2003, reflected a $24,000, or 7.4%, decrease when compared to the same period of 2002, primarily as the result of a decrease in pre-tax income.  Income tax expense equaled 36.2% and 37.7% of income before taxes at March 31, 2003 and 2002, respectively.

Earnings per weighted-average income per common share, for the three-month periods ended March 31, 2003 and 2002, were $0.75 and $0.76, respectively.  The amounts were the same for both basic and diluted earnings per share.  Earnings through March 31, 2003, reflect an annualized return on average assets (ROAA) of 1.23% compared to 1.23% for the period ended March 31, 2002.  Also, these earnings reflect an annualized return on average equity (ROAE) of 12.28% and 12.78%, respectively, for the periods ending March 31, 2003 and 2002.  Dividends for the first quarter of 2003 increased to $0.35 per share, or a 3.0% increase from $0.34 per share paid for the first quarter of 2002.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at March 31, 2003, were approximately $176,119,000, as compared to approximately $169,330,000 at December 31, 2002, for an increase of $6,789,000, or 4.0%.  The loan portfolio decreased by $2,711,000 to $105,222,000 at March 31, 2003, or 2.50%, during this three-month period, from $107,933,000 at December 31, 2002.  As the economy began to show signs of improvement during the first quarter, loan demand began to improve.  However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment.  By investing short-term, management believes it is better positioned to manage the interest margin as interest rates began to increase.  The investment portfolio decreased by $1,700,000, or 4.11%, during this same period.  At the same time, federal funds sold increased by $9,620,000, which was an increase of 84.6%.  Total deposits increased by $4,637,000 to $154,711,000 at March 31, 2003, from $150,074,000 at December 31, 2002.  Although deposits increased by 3.0%, pricing for deposits was very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers, indicating future pressure on the Company’s net interest income.

The continuing stagnation in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses.  The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb possible credit losses.  This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.  At March 31, 2003, and December 31, 2002, the allowance for loan losses was $1,578,000 and $1,619,000, respectively.  This resulted in the ratio of the allowance for loan losses to total period-end loans remaining unchanged at 1.50% for both March 31, 2003, and December 31, 2002.  Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit.  These commitments include standby letters of credit of approximately $1,077,000 at March 31, 2003, and $1,062,000 at December 31, 2002.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance sheet items of approximately $12,104,000 at March 31, 2003, and $10,801,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $420,000 of liquidity for the three-month period ended March 31, 2003, compared to $576,000 for the same three months in 2002.  The principal elements of these operating flows are net income, increased for significant non-cash expenses, and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the three-month periods ended March 31, 2003 and 2002, due to the low interest rate environment, maturities and calls of investment securities amounted to $21,477,000 and $16,487,000, respectively.  As of March 31, 2003, the Company had approximately $28,043,000 of investment securities that mature within 12 months.  Interest rates are beginning to stabilize and the rapidity of calls in investment securities is expected to decline.  Relatively flat loan demand resulted in a net decrease in loans of $2,711,000 for the first three months of 2003 following a decline of $5,721,000 the same period in 2002.  The Company could always borrow money as another source of funds.

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

Changes in internal control over financial reporting:

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