Form 10-Q/A
period 2003-06-30
LOGAN COUNTY BANCSHARES INC
filed 2005-03-30
CIK 760327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2003

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

Reports on Form 8-K

Signatures

ii

LOGAN COUNTY BANCSHARES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending June 30, 2003, by adding Items 3 and 4, which were not previously addressed in the Company’s 10-Q for the period ending June 30, 2003, and making additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 2.

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

This Amendment No. 1 on Form 10Q/A also revises the consolidated balance sheet to eliminate intercompany balances, restates the consolidated statement of cash flows to reflect federal funds sold as cash equivalents and makes other revisions in format to conform to standard presentation for financial institutions.  As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of the financial statements as of and for the year ended December 31, 2003, material adjustments were made to the Company’s previously reported December 31, 2003, financial statements.  These adjustments are discussed in Note 4 to the financial statements herein.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CONDITION

(In Thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$6,672	$5,598
Federal funds sold	12,190	11,370
Total cash and cash equivalents	18,862	16,968

INVESTMENT SECURITIES
Available-for-sale	46,656	41,305

LOANS	103,913	107,933
Allowance for loan losses	(1,571)	(1,619)
Net loans	102,342	106,314

BANK PREMISES AND EQUIPMENT	3,130	3,217

ACCRUED INTEREST AND OTHER ASSETS	1,962	1,526

TOTAL ASSETS	$172,952	$169,330

LIABILITIES
DEPOSITS
Non-interest	$26,375	$24,707
Interest-bearing	24,111	21,851
Savings	43,027	44,864
Time	58,126	58,652
TOTAL DEPOSITS	151,639	150,074

Securities repurchase agreements	3,000	1,000

Accrued interest and other liabilities	449	1,046

INCOME TAXES PAYABLE
Current	(20)	—
Deferred	277	17
TOTAL LIABILITIES	155,345	152,137

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 per value; 703,991 issued	1,300	1,300
Treasury Stock - 76,000 shares at cost	(1,406)	(1,406)
Surplus	2,408	2,408
Retained earnings	15,167	14,631
Accumulated other comprehensive income	138	260
Total stockholders’ equity	17,607	17,193

Total liabilities and stockholders’ equity	$172,952	$169,330

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Six Month Periods Ended June 30, 2003 and 2002
(In Thousands)

	Six Months Ended June 30,
	2003	2002
INTEREST INCOME
Interest and fees on loans - taxable	$3,837	$4,367
Investment securities:	504	696
Available-for-sale
Interest on federal funds sold	108	100
Total interest income	4,449	5,163

INTEREST EXPENSE
Deposits	1,037	1,379
Other borrowings	46	79
Total interest expense	1,083	1,458

Net interest income	3,366	3,705

PROVISION FOR LOAN LOSSES	3	120
Net interest income after provision for loan losses	3,363	3,585

NON-INTEREST INCOME
Service charges and other fees	430	312
Other operating income	85	66
Total non-interest income	515	378

NON-INTEREST EXPENSES
Salary and benefits	1,160	1,135
Expense of bank premises and equipment	310	290
Other operating expenses	844	823
Total non-interest expense	2,314	2,248

Income before income taxes	1,564	1,715

INCOME TAXES	535	654

NET INCOME	$1,029	$1,061

WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	716,991

EARNINGS PER COMMON SHARE	$1.46	$1.48

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Month Periods Ended June 30, 2003 and 2002
(In Thousands)

	Three Months Ended June 30,
	2003	2002
INTEREST INCOME
Interest and fees on loans - taxable	$1,910	$2,149
Investment securities:
Available-for-sale	231	361
Interest on federal funds sold	59	49
Total interest income	2,200	2,559

INTEREST EXPENSE
Deposits	506	654
Other borrowings	27	40
Total interest expense	533	694

Net interest income	1,667	1,865

PROVISION FOR LOAN LOSSES	1	60
Net interest income after provision for loan losses	1,666	1,805

NON-INTEREST INCOME
Service charges and other fees	236	159
Other operating income	26	23
Total non-interest income	262	182

NON-INTEREST EXPENSES
Salaries and benefits	576	563
Expense of bank premises and equipment	161	151
Other operating expenses	459	420
Total non-interest expenses	1,196	1,134

Income before income taxes	732	853

INCOME TAXES	234	329

Net income	$498	$524

WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	716,991

EARNINGS PER COMMON SHARE	$0.71	$0.73

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In Thousands)

				Accumulated
				Other
	Common Stock	Surplus	Retained Earnings	Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

BALANCE DECEMBER 31, 2002	$1,300	$2,408	$14,631	$260		$(1,406)	$17,193

Comprehensive Income:
Net income for the six months ended June 30, 2003	—	—	1,029	—	$1,029	—	1,029

Net unrealized losses on available-for-sale securities	—	—	—	(122)	(122)	—	(122)
Total comprehensive income					$907

Dividends on 703,991 shares common stock @ $0.70	—	—	(493)	—		—	(493)

BALANCE JUNE 30, 2003	$1,300	$2,408	$15,167	$138		$(1,406)	$17,607

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,029	$1,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132	134
Deferred tax related to investments	92	—
Premium amortization and accretion on investment securities	55	49
Provision for loan losses	3	120
(Increase) decrease in other assets	(436)	215
Increase (decrease) in other liabilities	(357)	(148)
Net cash provided by operating activities	518	1,431

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	31,977	15,500
Proceeds from maturities of securities available-for-sale	—	4,487
Purchases of securities available-for-sale	(37,597)	(26,427)
Net (increase) decrease in loans	3,969	5,990
Purchase of bank premises and equipment	(45)	(15)
Net cash used in investing activities	(1,696)	(465)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	3,928	(3,138)
Net increase (decrease) in savings deposits	(1,837)	3,827
Net increase (decrease) in time deposits	(526)	(4,097)
Net increase (decrease) in Federal Funds purchased/repurchased	2,000	1,000
Dividends paid	(493)	(488)
Net cash provided by (used in) financing activities	3,072	(2,896)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,894	(1,930)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,968	14,222

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,862	$12,292

Supplemental Disclosures:
Cash paid for interest	$1,088	$1,458
Cash paid for income taxes	$506	$615

The accompanying notes are an integral part of the consolidated financial statements.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 1 - CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Logan County BancShares, Inc. (the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry.  The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors.  The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.  Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market.  There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,571,000 at June 30, 2003, was adequate to provide for probable losses from existing loans based on information currently available.  While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors.  As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies, and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings.  Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis.  This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary.  These factors include duration and magnitude of the decline in value, expectations about market interest rates, the financial condition of the issuer, and the Company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.  At June 30, 2003, there were no investment securities identified by management to be other-than-temporarily impaired.  If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods unless the investments are held to maturity.

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

NOTE 3 – COMPREHENSIVE INCOME

The Components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities and current earnings.  For the six months ended June 30, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).  For the six months ended June 30, 2003, comprehensive income totaled $907,000.  For the three months ended June 30, 2003 and 2002, comprehensive income totaled $464,000 and $790,000, respectively.

NOTE 4 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As disclosed on Form 8-K filed with the Commission on August 4, 2004, the Company was informed by its independent auditor, McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A.C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.  As a result of S. R. Snodgrass, A.C.’s re-audit of the 2003 financial statements, it was discovered that intercompany account balances had not been eliminated as of June 30, 2003.  With the concurrence of

McNeal Williamson, the following adjustments were made to previously reported financial information as of June 30, 2003, and December 31, 2002:

Cash and non-interest bearing demand deposits were decreased by $289,184 as the result of the elimination of intercompany account balances as of June 30, 2003.  Total assets and total liabilities each decreased by $289,184 as the result of these eliminations.  Previously reported net income and net income per share remained unchanged.  Cash was decreased by $369,000 and non-interest bearing demand deposits decreased by $369,000 as the result of the elimination of intercompany account balances as of December 31, 2002.  Total assets and total liabilities each decreased by $369,000 as the result of these eliminations and the reclassification of deferred tax balances.  Previously reported net income and net income per share remained unchanged.

The Consolidated Statement of Cash Flows has been restated to include federal funds sold as cash and cash equivalents.  The statement has also been restated to include the effects of the above changes.

LOGAN COUNTY BANCSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This narrative will assist readers in their analysis of the accompanying unaudited consolidated financial statements.  It should be read in conjunction with the unaudited consolidated financial statements and the notes.  Management is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company, except as discussed herein.  Management is also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

Comparison of the Results of Operations for the Three Months ended June 30, 2003 and 2002

Net income decreased by $26,000, or 5%, from net income of $524,000 for the three months ended June 30, 2002, to net income for the three months ended June 30, 2003, of $498,000.

Interest and dividend income decreased $359,000, or 14%, from $2,559,000 at June 30, 2002, to $2,200,000 at June 30, 2003.  The decrease is attributed to the decrease in interest on loans of $239,000, or 11%, and the decrease in interest and dividends on investments of $130,000, or 36%.  The decrease in interest on loans was due to the combination of the decrease in the average balance of loans of $6,442,000 and the decrease of 44 basis points in the average yield on loans.  Interest on available-for-sale securities declined due to interest rates earned in spite of an increase of $6,961,000 in the average balance invested.  The yield on investment securities dropped by 119 basis points due to the general decrease in rates from 2002 and management’s decision to invest in securities with shorter maturities.

Interest expense on deposits decreased by $148,000, or 23%, from $654,000 for the three months ended June 30, 2002, to $506,000 for the three months ended June 30, 2003.  The decrease in interest expense on deposits was the direct result of the 39 basis point decrease in the cost of funds from 1.71% for the three months ended June 30, 2002, to 1.32 for the same period in 2003.

Management regularly performs an analysis to identify the inherent risk of loss in the loan portfolio.  This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.  Based on this analysis, management established an allowance for loan losses.  The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the possible losses that may be incurred in the Bank’s portfolio.  The provision for loan losses decreased by $59,000 for the three months ended June 30, 2003, as compared to the same three months ended June 30, 2002, as a result of such an analysis by management.

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

Noninterest income increased by $80,000, or 44%, to $262,000 for the three-month period ended June 30, 2003, from $182,000 for the same period in 2002 due to an increase in service charge income and other operating income.  The increase in service charge income was the direct result of a fee increase instituted in 2003.

Noninterest expense increased by $62,000, or 5%, from $1,134,000 for the three months ended June 30, 2002, to $1,196,000 for the same period in 2003.  Compensation and employee benefits, the largest component of noninterest expense, increased slightly for the three months ended June 30, 2003, compared to the same three months ended June 30, 2002.

Income tax expense decreased by $95,000, or 29%, from $329,000 for the three months ended June 30, 2002, to $234,000 for the three months ended June 30, 2003.

Comparison of the Results of Operations for the Six Months ended June 30, 2003 and 2002

The Company reported net income of $1,029,000 for the six months ended June 30, 2003, compared to $1,061,000 for the six months ended June 30, 2002, representing a 3% decrease, or $32,000.  The primary component, net interest income, for the six-month period ended June 30, 2003, was $3,363,000, a decrease of $339,000, or 9%, as compared to $3,585,000 for the same period in 2002.  The decrease points out the decline in interest rates over the two periods.  Management continues to actively monitor interest rate risk using asset and liability management techniques.  Net interest margins for the six months ended June 30, 2003 and 2002, were 4.32% and 4.80%, respectively.

Interest income amounted to $4,449,000 for the same six months ended June 30, 2003, a decrease of $714,000, from $5,163,000 for the same six-month period in 2002.  Interest income reflected a weighted-average yield of 5.60% for the six months ended June 30, 2003, compared to 6.52% for the same six-month period in 2002.  Average interest earning assets were $161,683,000 and $160,105,500 during the six months ended June 30, 2003 and 2002, respectively.

Interest expense decreased to $1,083,000 for the six months ended June 30, 2003, or $375,000, from $1,458,000 for the same period ended June 30, 2002.  This reflected an average cost of funds of 1.37% and 1.83%, respectively, for the six-month periods ended June 30, 2003 and 2002.  Average interest bearing liabilities were $125,316,000 and $125,456,000 during the six months ended June 30, 2003 and 2002, respectively.

Noninterest expense increased by $66,000, or 2.9% from $2,248,000 for the six months ended June 30, 2002, to $2,314,000 for the same period in 2003.  Compensation and employee benefits, the largest component of noninterest expense increase slightly for the six months ended June 30, 2003, compared to the same period in 2002.

The provisions for loan losses amounted to $3,000 and $120,000 for the six-month periods ended June 30, 2003 and 2002, respectively.  The decreased provision resulted primarily from collection activity and slower loan growth.

Earnings per weighted-average common share, for the six-month periods ended June 30, 2003 and 2002, were $1.46 and $1.48, respectively.  Earnings through June 30, 2003, reflect an annualized return on average assets (ROAA) of 1.20% compared to 1.24% for the period ended June 30, 2002.  Also, these earnings reflect an annualized return on average equity (ROAE) of 11.83% and 12.40%, respectively, for the periods ending June 30, 2003 and 2002.  Dividends for the six months ended June 30, 2003, increased to $.70 per share, or 2.9%, from $.68 per share paid for the same period in 2002.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at June 30, 2003, were approximately $172,952,000 as compared to approximately $169,699,000 at December 31, 2002, or an increase of $3,253,000, or 1.9%.  The loan portfolio decreased by $4,020,000, at June 30, 2003, or 3.7%, during the six-month period, from $107,933,000 at December 31, 2002.  As the economy began to show signs of improvement during the second quarter, loan demand began to improve.  However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment.  By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase.  The investment portfolio increased by $5,351,000, or 12.9%, during this same period; at the same time, federal funds sold increased $820,000, or 7.2%.  Total deposits increased by $1,196,000 to $151,639,000 at June 30, 2003, from $150,443,000 at December 31, 2002.  Although deposits increased 0.8%, pricing for deposits is very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers, indicating continued pressure on the Company’s net interest income.

The continuing stagnation in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses.  The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb possible credit losses.  This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.  As a result of management’s analysis of the allowance for loan losses, at June 30, 2003, and December 31, 2002, the allowance for loan losses was $1,571,000 and $1,619,000, respectively.  This resulted in the ratio of the allowance for loan losses to total loans increased slightly from 1.51% at June 30, 2003, compared to 1.50% at June 30, 2002.  Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit.  These commitments include standby letters of credit of approximately $1,077,000 at June 30, 2003, and $1,062,000 at December 31, 2002.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance sheet items of approximately $11,450,000 at June 30, 2003, and $10,801,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $518,000 of liquidity for the six-month period ended June 30, 2003, compared to $1,431,000 for the same six months in 2002.  The principal elements of these operating flows are net income, increased for significant non-cash expenses and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the six-month periods ended June 30, 2003 and 2002, due to the low interest rate environment, maturities and calls of investment securities amounted to $31,977,000 and $19,987,000, respectively.  As of June 30, 2003, the Company had approximately $28,534,000 of investment securities that mature within 12 months.  Interest rates are beginning to increase and the rapidity of calls in investment securities is expected to decline.  Relatively flat loan demand resulted in a net decrease in loans of $4,020,000 for the first six months of 2003 following a decline of $6,002,000 for the same period in 2002.  These decreases in loans are consistent with management’s strategy of investing short-term and not competing for fixed rate loans.

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

     (a)      Exhibits required by Item 601 of Regulation S-K:

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