Form 10-K
period 2004-12-31
LOGAN COUNTY BANCSHARES INC
filed 2005-03-31
CIK 760327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the calendar year ended:

December 31, 2004

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

Class Outstanding at March 29, 2005

Common Stock ($1.67 Par Value)	703,991 Shares

The aggregate market value of the voting stock held by non-affiliates of registrant as of March 29, 2005, was $12,472,548, which was based on the last-known trade price of $44.00.

Documents Incorporated by Reference:  None

LOGAN COUNTY BANCSHARES, INC.

Table of Contents

PART I

ITEM 1	BUSINESS

ITEM 2	PROPERTIES

ITEM 3	LEGAL PROCEEDINGS

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PART II

ITEM 6	SELECTED FINANCIAL DATA

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A	CONTROLS AND PROCEDURES

ITEM 9B	OTHER INFORMATION

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11	EXECUTIVE COMPENSATION

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

i

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ii

PART I

ITEM 1 – BUSINESS

LOGAN COUNTY BANCSHARES, INC.

Logan County Bancshares, Inc. (the “Corporation”) is a bank holding company, which was organized under the laws of the State of West Virginia in 1985. On May 17, 1985, the Corporation acquired all the outstanding capital stock of Logan Bank & Trust Company (LB&T) and also all of the outstanding stock of Bank of Chapmanville (BC). Both of these subsidiaries are banking corporations organized under the laws of the State of West Virginia. On May 28, 1996, the subsidiary banks, Logan Bank & Trust Company and Bank of Chapmanville entered into a merger agreement whereby they would be merged into Logan Bank & Trust Company. The merger was completed after proper regulatory approval and was accounted for under the pooling of interest method of accounting.

Logan Bank & Trust Company was organized in 1963, and still operates at its original location at the corner of Washington and Main Streets in Logan, West Virginia. LB&T also has a separate drive-up facility and mini-bank also located on Main Street in Logan, and in early February 1996, opened a new full-service branch in the Man area. In November 1996, the bank acquired a branch facility from another financial institution located at Harts, West Virginia. In December, 1999, the Fountain Place Branch was opened.  The facility at Route 10 North, Harts, is operated as a full service branch of the bank. Logan Bank & Trust Company is a member of the Federal Reserve System and deposits are insured pursuant to the Federal Deposit Insurance Act.

Logan Bank & Trust Company provides a complete range of retail banking services to individuals and small and medium size businesses. Their services include checking, savings, NOW, certificates of deposit and money market deposit accounts, business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes, other consumer-oriented financial services including safety deposit box accounts, IRA accounts and night depository. LB&T also operates several automatic teller machines at four strategic locations in Logan County, which provide 24-hour working services to customers of Logan Bank & trust Company. LB&T is a member of the Cirrus ATM network which has over 100 locations in West Virginia and more than 10,000 locations in 47 states.

Logan Bank & Trust Company provides depository lending and related financial services to commercial, retail, industrial, financial and governmental customers. The lending function includes short and medium-term loans, letters of credit, inventory and accounts receivable financing and real estate construction lending.

The Chapmanville branch of LB&T Bank has one location situated on Railroad Avenue in Chapmanville, West Virginia. This facility also provides a complete range of retail banking services to individuals and small and medium sized businesses. These services include checking, savings, NOW, certificates of deposit and money market account deposits, business loans, individual loans, mortgage loans, home equity loans, consumer loans for various other purposes are provided as well. In addition, the Bank offers consumer oriented financial services such as IRA accounts, night depository, safety deposit boxes and other banking related services.

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

Logan Bank & Trust Company is an insured bank, organized under the Banking Law of the State of West Virginia and is a member of the Federal Reserve System. Accordingly, its operations are subject to Federal and State laws applicable to commercial banks with trust powers and to regulation by the West Virginia State Banking Commissioner, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Among other restrictions, the West Virginia Banking laws state that banks organized hereunder may pay dividends only out of undivided profits. Under the Federal Reserve Act, the approval of the Federal Reserve Board is required for dividends declared by a state member bank which in any year exceeds the net profits of such bank for that year, as defined, combined with retained net profits for the two preceding years.

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

EMPLOYEES

As of December 31, 2004, the Corporation and its subsidiaries had approximately 64 full-time equivalent employees. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

FINANCIAL INFORMATION

The Corporation’s revenue is derived from interest and fees on loans, interest on investment securities, interest on federal funds sold, service charges and other fees, gains on securities and other sources of income.  The breakdown of revenue is set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 12 through 25 herein.

AVAILABLE INFORMATION

The Corporation files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports with the Securities and Exchange Commission (the “SEC”).  The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of this Internet site  is http://www.sec.gov.

The Corporation does not have an Internet website.  Accordingly, you may not access the Corporation’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed with the SEC.  The Corporation will provide paper copies of these reports free of charge upon request.

ITEM 2 – PROPERTIES

The principal offices of the Corporation are shared with those of Logan Bank & Trust Company and are situated in Logan, West Virginia. This building, a two-story bank and office building, is owned by Logan Bank & Trust Company, as is a mini-bank and drive-up facility which is located nearby. In addition, a one-story office and bank building is located on Railroad Avenue in Chapmanville, West Virginia. During 1996 the Bank opened two other branch facilities in West Virginia. Both are one-story office and bank buildings located at Rt. 10, South Man, West Virginia and Rt. 10 North at Harts, West Virginia.  The Fountain Place Branch was opened during December, 1999.

All of the office buildings and branches of the Corporation are owned by Logan Bank & Trust Company.  Logan Bank & Trust Company leases the land on which its branch at Route 10, South Man, West Virginia, is located.

ITEM 3 - LEGAL PROCEEDINGS

There are no legal actions or proceedings to which the Corporation, or its subsidiary is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report..

ITEM 5 – MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of Logan County BancShares, Inc. are infrequently traded in the over-the-counter market and are not listed on the National Association of Security Dealers Automated Quotation System (NASDAQ) or on any exchange. Management is not aware of any security dealer, which makes a market in the stock; therefore, no active trading market should be deemed to exist.

The sales price for Logan County BancShares, Inc. stock is determined by negotiations between individual buyers and sellers. Although company keeps no records of sale prices paid for Company stock and has no direct knowledge of such prices, for purposes of presentation, Corporation’s management estimates the approximate market value ranges for 2004 and 2003 to be as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sale Price
2004 Common Stock	$44-$46	$44-$46	$44-$46	$44-$46
2003 Common Stock	$42-$42	$42-$42	$42-$42	$42-$42

Per Share Dividends Declared
2004 Common Stock	$0.36	$0.36	$0.37	$0.52
2003 Common Stock	$0.35	$0.35	$0.36	$0.51

As of March 29, 2005, there were approximately 376 shareholders of record of Logan County BancShares Inc.’s common stock.

No purchases of our equity securities, either as part of a publicly announced plan or otherwise, were made during any month of the fourth quarter 2004.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARY

(In Thousands of Dollars)

YEAR ENDED DECEMBER 31:	2004	2003	2002	2001	2000
Total Interest Revenue	$8,285	$8,766	$10,088	$12,090	$11,508
Total Interest Expense	1,753	2,087	2,764	4,801	4,828

Net Interest Revenue	6,532	6,679	7,324	7,289	6,680
Provision for Possible
Loan Losses	(308)	3	534	700	100

Net Interest Revenue After
Provision for Possible
Loan Losses	6,840	6,676	6,790	6,589	6,580
Other Operating Revenue	1,024	986	805	707	769
Other Operating Expense	(5,330)	(4,728)	(4,689)	(4,631)	(4,185)

Income Before Income Taxes	2,534	2,934	2,906	2,665	3,164
Income Taxes	976	1,033	1,064	909	1,131

Net Income	$1,558	$1,901	$1,842	$1,756	$2,033
Per Common Share:
Net Income	$2.21	$2.70	$2.57	$2.45	$2.84
Cash Dividends Declared	$1.61	$1.57	$1.53	$1.50	$1.44

At December 31:
Total Loans	$98,297	$101,615	$107,933	$116,907	$113,641
Total Assets	181,668	173,603	169,329	171,599	157,480

Total Deposits	161,211	152,255	150,073	152,028	138,723
Short-Term Debt	2,000	3,000	1,000	2,000	2,000
Total Shareholders’ Equity	17,927	17,790	17,193	16,800	16,014
Selected Ratios:
Rate of Return on Average:
Total Assets	0.86%	1.06%	1.06%	1.03%	1.36%
Shareholders’ Equity	9.39%	10.24%	10.15%	10.36%	13.35%
Tier 1 Capital to Total
Assets at Year End	10.04%	10.11%	9.58%	10.31%	10.25%
Average Total Shareholders’
Equity to Average Total Assets	9.10%	10.25%	10.25%	9.95%	10.15%
Common Dividend Payout Ratio	72.75%	58.15%	59.53%	61.22%	50.70%
Nonaccrual and Restructured
Business Loans as a
Percentage of Total Loans	0.74%	1.04%	1.58%	0.74%	0.37%

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting and reporting policies are integral to understanding the results reported.  Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements.  The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the financial services industry.  The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies.  The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses.  All of these factors may be susceptible to significant change.  Among the many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment.  Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact the Corporation’s financial condition or earnings in future periods.

Deferred Tax Assets

The Company uses an estimate of future earnings to support the position that the benefit of deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 10 of the consolidated financial statements.

ACCOUNTING, LEGISLATIVE AND REGULATORY MATTERS

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment.  The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued.  FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2005, although the adoption of the standard is not expected to have a material impact on the Company’s results of operations.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer.  SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable.  SOP 03-3 requires the recognition, as accretable yield, of the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan.  The amount by which the loan’s contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Early adoption is permitted.  The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

EARNINGS OVERVIEW

Net income for 2004, was $1,558,173 or $2.21 per share, a decrease of $343,000 or 18.04% from the $1,901,000 or $2.70 per share earned in 2003.  These earnings reflect a decrease in net interest income of $164,000 or 2.45%, due primarily to limitations in the opportunity to reduce interest expense on deposits in a historically low interest rate environment relative to the investment options for loans and investment securities.  Other factors contributing to the decline in net income were increase non-interest expenses, partially offset by a benefit in the provision for loan losses and increased non-interest income.

EARNINGS PER SHARE

The Earnings Per Share Table summarizes the principal sources of changes in earnings per share for 2004.

Net income per share – 2003	$2.70

Increase (decrease) due to change in:
Net interest income	(0.21)
Provision for loan losses	0.44
Other operating income	0.05
Operating expense	(0.85)
Tax expense	0.08
Net income per share – 2004	$2.21

CONDENSED STATEMENTS OF FINANCIAL CONDITION
Statistical Summary 2004 - 2000

(Dollars in Thousands, except	December 31,
per share data)	2004	%	2003	%	2002	%	2001	%	2000	%
Loans	$98,297	55	$101,615	58	$107,933	63	$116,907	69	$113,641	71
Investments	65,919	36	47,892	28	41,224	25	36,355	21	29,318	19
Federal Funds Sold	5,990	3	13,385	8	11,370	7	7,150	4	4,280	3

Interest-Earning Assets	$170,250	94	$162,892	94	$160,527	95	$160,412	94	$147,239	93

Cash and Due from Banks	5,995	3	5,342	3	5,597	3	7,072	4	4,687	3
Premises and Equipment	3,191	2	3,103	2	3,217	2	3,384	2	3,594	2
Other Assets	3,539	2	3,847	2	1,607	1	1,884	1	2662	2
Reserve for Loan Losses	(1,263)	-1	(1,581)	-1	(1,619)	-1	(1,153)	-1	(702)	0
Total Assets	$181,668	100	$173,603	100	$169,329	100	$171,599	100	$157,480	100

Savings & Interest DDA	$70,224	39	$64,939	38	$66,716	39	$61,174	36	$51,723	33
Time Deposits	56,995	31	57,595	33	58,651	34	63,282	37	63,657	41
Short-Term Debt	2,000	1	3,000	2	1,000	1	2,000	1	2,000	1

Interest-Bearing Liabilities	$129,219	71	$125,534	73	$126,367	74	$126,456	74	$117,380	75

Demand Deposits	33,992	19	29,721	17	24,706	15	27,571	16	23,343	15
Other Liabilities	530	0	558	0	1,063	1	772	0	743	0

Total Liabilities	$163,741	90	$155,813	90	$152,136	90	$154,799	90	$141,466	90

Total Shareholders’ Equity	17,927	10	17,790	10	17,193	10	16,800	10	16,014	10

Total Liabilities & Equity	$181,668	100	$173,603	100	$169,329	100	$171,599	100	$157,480	100

Total Deposits	$161,211		$152,255		$150,073		$152,027		$138,723

Book Value per Share	$25.46		$25.27		$24.42		$23.86		$22.75

SUMMARY OF OPERATIONS
Statistical Summary 2004 - 2000

(Dollars in thousands except per share data)	2004	2003	2002	2001	2000
Total Interest Revenue	$8,285	$8,766	$10,088	$12,090	$11,508
Total Interest Expense	1,753	2,087	2,764	4,801	4,828

Net Interest Revenue	$6,532	$6,679	$7,324	$7,289	$6,680
Provision for Possible Loan Losses	-308	3	534	700	100

Net Interest Revenue After Provision for Possible Loan Losses	$6,840	$6,676	6,790	$6,589	$6,580
Other Operating Revenue	1,024	986	805	707	769
Other Operating Expense	(5,330)	(4,728)	(4,689)	(4,631)	(4,185)

Income Before Income Taxes	$2,534	$2,934	2,906	$2,665	$3,164
Income Taxes	976	1,033	1,064	909	1,131

Net Income	$1,558	$1,901	$1,842	$1,756	$2,033
Per Common Shares: Net Income	$2.21	$2.70	$2.57	$2.45	$2.84
Cash Dividends Declared	$1.61	$1.57	$1.53	$1.50	$1.44

Common Dividend Payout	72.75%	58.15%	59.53%	61.22%	50.70%

BALANCE SHEET ANALYSIS

Loans

Loans represent the largest assets on the Company’s balance sheet.    Total loans decreased by $3,318,000 or 3.3% in 2004 and approximately $6,318,000 or 5.9% in 2003, following a 7.7% decrease of $8,975.000 in 2002.  Competition in the Company’s market is very aggressive for originating new loans.  Although loan demand was relatively strong during most of 2004, as interest rates remained at historically low levels, volume declined While other financial institutions offered long-term fixed rate loans, management continued to adhere to its philosophy of not offering such loans in this low interest rate cycle.  This has been a contributing factor in the reduction in loan volume.   At year end 2004, loans accounted for 57.8% of total interest earning assets compared to 62.4% of total interest earning assets at December 31, 2003.  The loan portfolio contributed 83.5% of total interest income in 2004 and 86.5% in 2003 and 84.4% in 2002.  See Note 4 to the Consolidated Financial Statement for additional information on loans.

During 2004, the Company’s strong emphasis continued to be on lending to local companies with known local management and excellent financial stability.  Most of the commercial loans in the portfolio were made at variable rates of interest.  Additionally, the Company continued to make loans available in an expanding retail marketplace.  Consistent with management’s philosophy on relationship banking, most borrowers are also depositors and utilize other banking services.  The average yield of the loan portfolio decreased to an average rate of 6.96% in 2004 compared to 7.30% in 2003.  This reflected the historically low interest rate environment during 2004 and 2003, and the continued repricing of loans at lower interest rates.

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

Nonperforming assets, including nonaccrual loans, loans past-due 90 days or more, restructured loans and other real estate owned, decreased $653,000 or approximately 46%, from December 31, 2003 to December 31, 2004.  These decreases reflect management’s ongoing efforts to enhance the quality of the loan portfolio.  This improvement was further enhanced by the Company’s adhering to a stricter set of criteria in the determination of granting renewals and extensions.  The Company’s policy is to discontinue the accrual of interest on loans that are past due more than 90 days, unless such loans are well collateralized and in process of collection.  Loans that are on a current payment status or past due less those 90 days may also be classified as nonaccrual if repayment of principal or interest is in doubt.  The Company’s holdings of other real estate owned decreased approximately $202,000 in 2004 resulting in no balance at December 31 following an increase of 3%, or $6,000 in 2003.  See the following schedule in this discussion and analysis titled Nonperforming Assets and Loan Loss Analysis.

The Company maintains, through its provision, an allowance for loan losses believed by management to be adequate to absorb probable credit losses inherent in the portfolio.  Management is committed to the early recognition of problem loans, and to an appropriate and adequate level of allowance.  The allowance for loan losses was 1.28% of 2004 year-end loan balances after being 1.50% of year-end loans at December 31, 2003 and December 31, 2002.  The estimation of the adequacy of the allowance for loan losses is the most significant estimate determined by management.  Different amounts could result under different conditions or assumptions.  The allowance for loan losses is also reviewed by banking regulators and the Company’s independent auditors.

The Company has instituted an internal loan review function.  This process includes a thorough evaluation of the credit administration systems and personnel. The objective is to have an effective loan review system that provides management with information that will produce a more focused and effective approach in managing credit risk inherent in the loan portfolio.  As a part of this process, a system of loan grades is utilized to further support the adequacy of the loan loss allowance.

In addition to the review of credit quality through the credit review process, the Company constructs a comprehensive analysis of the allowance for loan losses for its loan portfolio at least quarterly.  The procedures that are utilized entail preparation of a loan “watch” list and assigning each loan a classification.  For those individually significant loans where it is determined that it is not probable that the borrower will make all payments in accordance with the original loan agreement, management performs an impairment analysis as required by SFAS Nos. 114 and 118.  Specific reserves are recorded on impaired loans of $376,000 and $427,000 at December 31, 2004 and 2003, respectively.  Other classified loans are categorized and allocated appropriate reserves.  Other loans more than 90 days past due that have not been considered in the aforementioned procedures are assigned a classification of Substandard and are reserved for accordingly.  The remaining portfolio is segregated into consumer, commercial, and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in that category.  Also, a review of concentrations of credit, classes of loans and pledged collateral is performed to determine the existence of any deterioration.  In addition, volume and trends in delinquencies and nonaccural loans, off-balance sheet credit risks, the loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.  See Notes 4, 5 and 14 to the Consolidated Financial Statements for additional information on loan quality, the allowance for loan losses and concentration of credit risk.

Loan Portfolio - Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans as of December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years

Real estate & residential	$5,997,003	$10,382,406	$34,186,481	$4,269,154	$13,388,533	$32,521,203

Commercial real estate secured by nonfarm, nonresidential property	4,342,284	3,904,221	7,524,736	5,786,915	4.111.061	7,223,984

Commercial and other	14,309,467	12,593,879	5,056,678	13,355,444	13,355,885	6,532,715

TOTAL	$24,648,754	$26,880,506	$46,767,895	$24, 480,326	$30,855,479	$46,278,702

The following table presents an analysis of fixed and variable rate loans as of December 31, 2004 and 2003, along with the contractual maturities.

	December 31, 2004			December 31, 2003
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Fixed Rates	$12,324,123	$26,880,506	$46,767,895	$11,276,276	$30,855,479	$46,278,902
Variable Rates	12,324,651	—	—	$13,204,050	—	—

TOTAL	$24,648,754	$26,880,596	$46,767,895	$24,480,326	$30,855,479	$46,278,902

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The table below includes a five-year summary of the Allowance for Loan Losses.

The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables, discussions and notes to the financial statements which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

The allowance for loan losses decreased $318,183 or 20.1%, from $1,581,414 at December 31, 2003 to $1,263,231 at December 31, 2004. The allowance for loan losses represented 1.3% and 1.6% of outstanding loans as of December 31, 2004 and 2003, respectively. Net loan charge-offs were $10,183 in 2004, compared to $40,070 in 2003 and $67,963 in 2002. The net loan charge-offs remain within historical ranges.  Because of the improved quality of the loan portfolio management reduced the allowance for loan losses in 2004 by $308,000 through a credit to the provision for loan losses, while an expense of $2,852 and $533,818 was charged to the provision for loan losses for the years ended December 31, 2003 and 2002, respectively. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses.

NONPERFORMING ASSETS AND LOAN LOSS ANALYSIS

	Year Ended December 31
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Amount of Loans Outstanding at End of Period	$98,297	$100,033	$106,314	$115,754	$112,938

Average Amount of Loans	$99,377	$103,873	$110,174	$110,289	$109,447

Balance of Allowance for Possible Loan Losses:
Balance at Beginning of Year	$1,581	$1,619	$1,153	$702	$700

Loans Charged Off: Commercial	$0	$0	$9	$32	$0
Real Estate	17	35	16	20	7
Consumer	18	49	73	205	99

Total Loans Charged Off	35	84	98	257	106

Recovers of Loans Previously
Charged Off:
Commercial	0	0	1	1	0
Real Estate	0	5	1	1	3
Consumer	25	38	28	6	5

Total Recoveries	25	43	30	8	8

Net Loans Charged Off:	10	41	68	249	98

Provision for Loan Losses	-308	3	534	700	100

Balance at End of Period	$1,263	$1,581	$1,619	$1,153	$702

Ratio of net Charge-Offs to Average Loans	0.01%	0.04%	0.06%	0.23%	0.09%

Allowance at year end as a % of Loans	1.28%	1.58%	1.52%	1.00%	0.62%

Provisions for loan losses as a % of Loans	-0.31%	0.00%	0.50%	0.61%	0.02%

Nonperforming assets (at year end)
Nonaccrual	727	1,059	1,706	864	555
Past-due ninety days or more and still accruing	30	149	617	1,801	3,272
Troubled debt restructurings	0	0	0	0	0
Other real estate owned	0	202	196	227	358

Total Nonperforming Assets	757	1,410	2,519	2,892	4,185

Nonperforming assets/total loans	0.77%	1.41%	2.37%	2.50%	3.84%

Nonperforming assets/total assets	0.42%	0.81%	1.49%	1.69%	2.75%

The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in the following table.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
	(Dollars in Thousands)
Types of Loans	Allowance	% Loan Class	Allowance	% Loan Class	Allowance	% Loan Class	Allowance	% Loan Class
Commercial	$687	1.91%	$854	1.94%	$854	1.94%	$749	1.52%
Real Estate	465	0.88%	596	1.19%	623	1.19%	288	0.54%
Consumer	111	1.15%	132	1.24%	142	1.24%	116	0.83%
Total	$1263	1.29%	$1581	1.52%	$1619	1.52%	$1153	1.00%

Investment Securities

Investment securities, the second largest asset of the Company, increased by $18,028,000 or 37.64% during 2004 and $6,668,000 or 16.2% during 2003.  As loan volume declined during the year management invested excess funds in securities.  In addition, as interest rates increased in the 4th quarter of 2004, management shifted more funds from short-term federal funds sold into longer term U.S. Government Agency bonds in order to enhance interest income.  At December 31, 2004, securities comprised 38.7% of total interest-earning assets compared to 29.4% and 25.7% at December 31, 2003 and 2002 respectively.  The composition of the Company’s securities portfolio reflects management’s investment strategy of maximizing the appropriate level of asset liquidity and providing management a tool to assist in controlling and managing the Company’s interest rate risk while at the same time producing appropriate levels of interest income.  Management of the maturity of the securities portfolio is necessary to ensure adequate liquidity and manage interest rate risk.  During 2004 and 2003, in order to maintain liquidity and flexibility, management continued categorizing all investments as available for sale.  Management believes that the potential for increased loan demand requires maintaining the liquidity of the securities portfolio.  See the following schedules in this discussion and analysis for more information on the securities portfolio.  In addition, see Note 2 to the Consolidated Financial Statements for additional information.

The following table shows the carrying values of securities at the respective periods, which is market value for available for sale securities.  For additional information see Note 2 to the Consolidated Financial Statements.  There are no securities held to maturity.

	December 31,
	2004	2003	2002
	(Dollar in Thousands)
Securities available for sale
U. S. Government securities	$0	$9,030	$3,972
U. S. Government agency securities	65,104	38,511	36,532
Other securities	816	351	263

TOTAL SECURITIES AVAILABLE FOR SALE	$65,920	$47,892	$40,767

The following table shows the maturity periods for Investment Securities as of December 31, 2004.  There were no securities held to maturity.

December 31, 2004	One Year or Less	One Year Through Five Years	Six Years Through Ten Years	Over Ten Years	Total
(Dollars in thousands)
U.S. Agency Securities	19,361	45,743	0	0	65,733
Equity Securities				816	816

TOTAL	$19,361	$45,743	$0	$816	$65,920

Percent of Total	29.37%	69.39%	0.00%	1.24%	100.00%

Weighted average yield	1.94%	2.60%		3.14%	2.41%

Equity securities have no maturity and have been included in the over ten year column in the table above.

Deposits

Deposits, the Company’s major source of funds, increased approximately $8,956,000 or 5.88% in 2004, after an increase of $2,181,000 or 1.45% in 2003 and an increase of $1,585,000 or .98% in 2002.  These increases occurred primarily in demand deposits as management placed emphasis on attracting this type of account and providing superior service for these customers. The average rate paid on interest-bearing deposits in 2004 was 1.33%, 1.63% in 2003, and 2.14% in 2002.  Strong competition for deposits exists in the Company’s primary markets among commercial banks, savings banks, thrift institutions, credit unions, mutual funds, brokerage houses, insurance companies, and certain national retailers.  Despite this intense competition, management continues to evaluate pricing strategies that will ensure the Company’s long-term goal of maintaining market share without sacrificing profitability.

AVERAGE DEPOSITS

The following table shows average deposits and rates paid for the years indicated:

	2004 Average		2003 Average		2002 Average
(Dollars in Thousands)	Balance	Rates Paid	Balance	Rates Paid	Balance	Rates Paid
Noninterest bearing demand deposits	$33,009	N/A	$28,166	N/A	$25,559	N/A
Interest bearing Demand & Savings	71,882	0.34%	67,047	0.47%	65,384.89%
Time Deposits	58,198	2.44%	58,224	2.87%	60,861	3.33%
Repurchase Agreements	2,000	4.35%	2,285	3.51%	2,910	5.39%
TOTAL INTEREST-BEARING DEPOSITS	$132,080	1.33%	$128,123	1.63%	$129,155	2.14%

There are no foreign offices.  Average balances are computed on daily balances.

MATURITIES OF TIME CERTIFCATES OF DEPOSITS OF $ 100,000 OR MORE

The following table shows the maturities of certificates of deposits of $100,000 or more at December 31, 2004:

Under 3 months	$3,408
3 to 6 months	2,678
6 to 12 months	4,370
Over 12 months	7,761

TOTAL CERTIFICATES OF DEPOSIT OF $100,000 OR MORE	$18,217

Repurchase Agreements

Short-term borrowings in the form of repurchase agreements amounted to $2,000,000 at December 31, 2004, a $1,000,000 decline from December 31, 2003.  More detailed information about the Company’s repurchase agreement activity is included in Note 9 to the financial statements.

Earnings Analysis

NET INTEREST INCOME

The major portion of the Company’s earnings is derived from net interest income, which is the interest income on interest-earning assets less the interest expense on interest-bearing liabilities.  During 2004 net interest income decreased $147,000 or 2.2%.  This decrease followed an 8.8% decrease in 2003 and a .5% increase in 2002.  For the year ended December 31, 2004, interest income decreased $481,000, or 5.5%, compared to a decrease of $1,332,000 or 13.1% in 2003, and a decrease of $2,002,000 or 16.6% in 2002.  The net interest margin decreased from 4.01% in 2003 to 3.50% in 2004.  This follows a decrease in 2003 from 4.45% in 2002.  A detailed analysis of the net interest margin for each of these three years follows in this MD&A.  Interest on loans, which decreased $662,000 or 8.7%, contributed to the decrease for 2004.  Interest on securities increased $108,000 or 10.9% in 2004 after decreasing $359,000 or 26.3% in 2003.  The overall decrease in interest income was accompanied by a decrease in interest expense of $334,000 or 16.0% for 2004 and $677,000 or 24.5% for 2003.  This followed a decrease in interest expense of $2,037,000 or 42.4% for 2002.

Net interest income is affected by prevailing market interest rates.  Two other important factors are the changes in the balances (volume) of the earnings assets and interest bearing liabilities and the spread between the various sources and uses of funds.  The performance for 2004 and 2003 is indicative of the historically low interest rate environment that followed the rapid decline in interest rates that prevailed throughout 2001 and early 2002.  This is reflected in the following volume/rate analysis that shows how both interest rates and the volumes of interest earning assets and interest bearing liabilities combine to change the net interest income.

ANALYSIS OF NET INTEREST MARGIN FOR 2004:

	Year Ended 12/31/04
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate
ASSETS
INTEREST EARNING ASSETS:
LOANS:
Commercial	$38,113	$2,310	6.06%
Real Estate	51,482	3,857	7.49%
Consumer	9,782	750	7.67%
Total Loans	$99,377	$6,917	6.96%

INVESTMENT SECURITIES

Available for Sale	53,002	1,133	2.14%

Federal Funds Sold	19,274	235	1.22%

Total Interest Earnings Assets	$171,653	$8,285	4.83%

Allowance for Loan Losses	(1,565)
Cash and Due From Banks	5,283
Bank Premises	3,219
Other Assets	3,782

TOTAL ASSETS	$182,372

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Demand Deposits and Savings Deposits	$71,881	$246	0.34%
Time Deposits	58,198	1,421	2.44%
Repurchase Agreement	2,000	87	4.35%

Total Interest-Bearing Liabilities	$132,079	$1,754	1.33%

Demand Deposits - non-interest bearing	33,009
Accrued Expenses	695

TOTAL LIABILITIES	$165,783

Stockholders’ Equity	16,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,372

Average rate paid to fund earnings assets			1.02%
NET INTEREST MARGIN		$6,531	3.50%

For purposes of this schedule, interest on nonaccural loans have been included only to the extent reflected in the income statement.  However, the nonaccrual loans balance is included in the average amount outstanding.

ANALYSIS OF NET INTEREST MARGIN FOR 2003:

	Year Ended 12/31/03
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate
ASSETS
INTEREST EARNING ASSETS:
LOANS:
Commercial	$41,444	$2,665	6.43%
Real Estate	51,764	4,004	7.74%
Consumer	10,665	910	8.53%
Total Loans	$103,873	$7,579	7.30%

INVESTMENT SECURITIES

Available for Sale	45,014	1,005	2.23%

Federal Funds Sold	17,472	182	1.04%

Total Interest Earnings Assets	$166,359	$8,766	5.27%

Allowance for Loan Losses	(1,582)
Cash and Due From Banks	5,339
Bank Premises	3,145
Other Assets	1,882
TOTAL ASSETS	$175,143

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Demand Deposits and Savings Deposits	$67,047	$315	0.47%
Time Deposits	58,224	1,672	2.87%
Repurchase Agreement	2,852	100	3.51%

Total Interest-Bearing Liabilities	$128,123	$2,087	1.63%

Demand Deposits non-interest bearing	28,166
Accrued Expenses	899

TOTAL LIABILITIES	$157,188

Stockholders’ Equity	17,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,143

Average rate paid to fund earnings assets			1.25%
NET INTEREST MARGIN		$6,679	4.01%

For purposes of this schedule, interest on nonaccural loans have been included only to the extent reflected in the income statement.  However, the nonaccrual loans balance is included in the average amount outstanding.

ANALYSIS OF NET INTEREST MARGIN FOR 2002:

	Year Ended 12/31/02
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate
ASSETS
INTEREST EARNING ASSETS:
LOANS:
Commercial	$44,680	$3,103	6.94%
Real Estate	53,180	4,262	8.01%
Consumer	12,564	1,154	9.18%
Total Loans	$110,424	$8,519	7.71%

INVESTMENT SECURITIES

Available for Sale	40,988	1,364	3.32%

Federal Funds Sold	13,106	206	1.57%

Total Interest Earnings Assets	$164,518	$10,089	6.13%

Allowance for Loan Losses	(1,250)
Cash and Due From Banks	5,187
Bank Premises	3,337
Other Assets	1,658
TOTAL ASSETS	$173,450

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Demand Deposits and Savings Deposits	$65,384	$584	0.89%
Time Deposits	60,861	2,024	3.33%
Repurchase Agreement	2,910	157	5.39%

Total Interest-Bearing Liabilities	$129,155	$2,765	2.14%

Demand Deposits - non-interest bearing	25,559
Accrued Expenses	966

TOTAL LIABILITIES	$155,680

Stockholders’ Equity	17,770

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,450

Average rate paid to fund earnings assets			1.68%
NET INTEREST MARGIN		$7,324	4.45%

For purposes of this schedule, interest on nonaccural loans have been included only to the extent reflected in the income statement.  However, the nonaccrual loans balance is included in the average amount outstanding.

THE FOLLOWING TABLE IS AN ANALYSIS OF THE CHANGES IN INTEREST INCOME AND INTEREST EXPENSE FOR THE DATES SHOWN.

	2004 vs 2003
(Dollars in Thousands)	Increase Due to Volume	(Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	$(214)	$(141)	$(355)
Real Estate	(19)	(128)	(147)
Consumer	(76)	(84)	(160)

TOTAL LOANS	(309)	(353)	(662)

SECURITIES

Available for Sale	177	(49)	128

TOTAL SECURITIES	177	(49)	128

FEDERAL FUNDS SOLD

Federal Funds Sold	18	35	53

TOTAL INTEREST INCOME	(114)	(367)	(481)

INTEREST EXPENSE ON:
Savings & Interest Bearing Demand Deposits	22	(92)	(70)
Time Deposits	(2)	(249)	(251)

Repurchase Agreements	(30)	17	(13)

TOTAL INTEREST EXPENSE	(10)	(324)	(334)

NET INTEREST INCOME	$(104)	$(43)	$(147)

Changes due to a combination of volume and rate have been proportionately allocated to volume and rate.

	2003 vs 2002
(Dollars in Thousands)	Increase Due to Volume	(Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	$(312)	$(126)	$(438)
Real Estate	(113)	(145)	(258)
Consumer	(174)	(70)	(244)

TOTAL LOANS	(559)	(341)	(940)

SECURITIES

Available for Sale	134	(493)	(359)

TOTAL SECURITIES	134	(493)	(359)

FEDERAL FUNDS SOLD

Federal Funds Sold	69	(93)	(24)

TOTAL INTEREST INCOME	(396)	(927)	(1,323)

INTEREST EXPENSE ON:
Savings & Interest Bearing Demand Deposits	148	(417)	(269)
Time Deposits	(88)	(264)	(352)

Repurchase Agreements	(3)	(54)	(57)

TOTAL INTEREST EXPENSE	57	(735)	(678)

NET INTEREST INCOME	$(453)	$(192)	$(645)

Changes due to a combination of volume and rate have been allocated proportionately to volume and rate.

	2002 vs 2001
(Dollars in Thousands)	Increase Due to Volume	(Decrease) Due to Change in Rate	Total
INTEREST INCOME ON LOANS:
Commercial	(140)	(966)	$(1,106)
Real Estate	54	(168)	(114)
Consumer	(139)	(104)	(243)

TOTAL LOANS	(225)	(1,238)	(1,463)

SECURITIES

Available for Sale	500	(490)	10

TOTAL SECURITIES	500	(490)	10

FEDERAL FUNDS SOLD

Federal Funds Sold	(117)	(431)	(548)

TOTAL INTEREST INCOME	158	(2,159)	(2,001)

INTEREST EXPENSE ON:
Savings & Interest Bearing Demand Deposits	68	(623)	(555)
Time Deposits	(123)	(1,375)	(1,498)

Repurchase Agreements	$49	$(32)	$17

TOTAL INTEREST EXPENSE	(6)	(2,030)	(2,036)

NET INTEREST INCOME	$164	$(129)	$35

Changes due to a combination of volume and rate have been allocated proportionately to volume and rate.

Provision for Loan Losses

In 2004, after an in-depth review of the loan portfolio, the Company determined that the allowance for loan losses was over-funded.  Therefore the allowance was adjusted by a negative provision of $308,000.  The Company also experienced a significant decrease in the provision for loan losses during 2003.  The provision for loan losses was $3,000 for 2003, compared to $534,000 for 2002.  Factors contributing to the decreased provision in 2003 included decreased charge-offs in certain commercial mortgage loans, along with fewer charge-offs in the retail sector.  In evaluating the loan portfolio at December 31, 2004, with the improved level of nonaccrual and past-due loans, it is anticipated that loan losses will remain stable in 2005.

Noninterest Income and Expense

Noninterest income increased $38,000 or 3.85% in 2004, following a $182,000 or 22.6% increase in 2003 and a $97,000 or 13.8% increase in 2002.  The increase is primarily attributable to earnings on bank owned life insurance contracts of $65,000 in 2004 compared to $11,500 in 2003.  The life insurance contracts were purchased in the 4th quarter of 2003.  The additional earnings in 2004 were caused by the added length of time that the assets were held in 2004.  The largest component of noninterest income is service charges on deposit accounts.  These fees show a small decrease of $27,000 or 3.25% in 2004 after increasing approximately $201,000 or 30.6% in 2003, and an increase of approximately $28,000 or 4.5% in 2002.

During 2004, noninterest expense increased 12.7% or $602,000, after remaining very stable for the past few years.  In 2003, the increase was .8% and in 2002 the increase was 1.3%.  Personnel expense is the largest component of noninterest expense.  The increase in noninterest expense was primarily caused by increases in expenses of loans and other real estate, data processing, and professional fees.  The largest increase in this category was a $276,000 increase in expenses of loans and other real estate owned.  During 2004 the bank incurred significant costs to protect its interest in commercial real estate collateral.  To keep pace with changing technology, the Company implemented a new Data Processing out-sourcing system in 2004.  Due to these changes, Data Processing grew by $171,000 or 30.6% in 2004.  The increase in professional fees is the result of costs associated with amending previous securities filings to conform with the requirements of the Sarbanes-Oxley Act of 2002.  In addition, in 2004 the Company began to evaluate a corporate reorganization commonly known as a going private transaction, which resulted in additional legal costs.  Management expects these costs to continue in 2005.  Salaries and employee benefits, which is the largest component of noninterest expense, decreased .5% in 2004, after increasing 2.4% in 2003 and 4.7% in 2002.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract.  See Note 13 to the Consolidated Financial Statements for additional information on Commitments and Contingencies.  Commitments generally have fixed expiration dates or other termination clause and may require the payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements.  Logan Bank and Trust Company had outstanding commitments to extend credit of approximately $14,822,000 at December 31, 2004 and $12,696,000 at December 31, 2003.  These commitments included unfunded loan commitments and unused lines of credit totaling $13,966,000 at December 31, 2004 and $11,669,000 at December 31, 2003.  Additionally, standby letters of credit totaled $856,000 at December 31, 2004 and $1,027,000 at December 31, 2003.  Financial standby letters of credit are conditional commitments issued by Logan Bank & Trust Company to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.

A table below in this discussion and analysis details the amount and expected maturities of significant commitments of as December 31, 2004.

The following table presents the maturities of commitments and contingencies as of December 31, 2004:

	Amount of Commitment Expiration Per Period
	1 Year or Less	Over 1 Year
Loan Commitments	$10,961,000	$3,005,000
Standby Letters of Credit	856,000	—
TOTAL	$11,817,000	$3,005,000

Refer to Note 13 of the consolidated financial statements for further discussion of the Company’s off-balance sheet arrangements.

Income Taxes

Applicable income taxes for 2004 decreased $57,000 or 5.5% after a decrease of $30,000 or 2.9%in 2003 and an increase of $154,000 or 17.0% increase for 2002.  The decrease is directly attributable to the decline in pre-tax income.  For a complete discussion of the Company’s tax position, refer to Note 10 of the Notes to Consolidated Financial Statements, presented elsewhere in this report.

Return on Equity and Assets

The following chart shows various percentages relating to equity and assets:

	December 31,
	2004	2003	2002

Percentage of net income to:

Average stockholders’ equity	9.39%	10.24%	10.15%

Average total assets	0.86%	1.06%	1.06%

Percentage of dividends declared per common share to net income per common share	72.75%	58.15%	59.53%

Percentage of average stockholders’ equity to average total assets	9.10%	10.25%	10.25%

Capital Resources

Cash dividends paid to stockholders during 2004 totaled $1,133,000, following $1,105,000 in 2003 and $1,097,000 in 2002.  This represents a dividend pay-out ratio (dividends divided by net income) of 73% in 2004, 58% in 2003 and 60% in 2002.  Cash dividends per share equaled $1.61 per share in 2004, $1.57 per share in 2003 and $1.53 per share in 2002.  The Company is dependent upon dividends paid by its subsidiary bank to fund dividends to the stockholders and to cover other Holding Company operating costs.  The Company’s board of directors considers historical financial performance, future prospects, and anticipated needs for capital in formulating the dividend payment policy.  Future dividends are dependent upon the Company’s financial results, future prospects, capital requirements and general economic conditions.

One of management’s primary objectives is to maintain a strong capital position.  Stockholders’ equity increased $137,000 or 1% in 2004 and $597,000 or 3.5% in 2003. These increases resulted primarily from a net increase in retained earnings of $425,000 in 2004 and $796,000 in 2003 offset by a decrease in accumulated other comprehensive income of $287,000 in 2004 and $199,000 in 2003.

The percentage of earnings reinvested in the Company (net income less dividends as a percentage of net income) for the years 2004, 2003 and 2002 was 27%, 42% and 40%  respectively.  The internal capital formation rate (net income less dividends as a percentage of average stockholders’ equity) indicates the rate at which assets can grow while maintaining the current ratio of stockholders’ equity to assets.  The internal capital information rate was 2.6% in 2004, 4.4% in 2003 and 4.2% in 2002.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $66,000,000 classified as available for sale at December 31, 2004. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, had a line of credit available with another financial institution in the aggregate amount of $10 million. There were no borrowings outstanding pursuant to this agreement as of December 31, 2004.

At December 31, 2004 and December 31, 2003, the Company had outstanding loan commitments and unused lines of credit totaling $14,822,000 and $12,696,000, respectively. As of December 31, 2004, management placed a high probability for required funding within one year of approximately $3.8 million. Approximately $11.0 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

Regulatory Capital

As of December 31, 2004, the Company and its subsidiary bank were considered well capitalized by its primary regulator, the Federal Reserve Bank.  Management is not aware of any changes which would affect this classification.  For more information, see Note 16 to the Consolidated Financial Statements.

Risk-based capital regulations require all banks and bank holding companies to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital.  Conceptually, risk-based capital requirements assess the risk of a financial institution’s balance sheet and off-balance sheet commitments in relation to its capital.  Under the guidelines capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets in determining the risk-based capital ratios.  The Company’s Tier I capital, which consists of stockholders’ equity, adjusted for certain intangible assets, amounted to $18,235,000 at December 31, 2004 or 19.21% of total risk-weighted assets, compared to $17,755,000 at December 31, 2003, or 18.8% of total risk-weighted assets.  Tier II capital, or supplementary capital, includes capital components such as qualifying allowance for loan losses, and can equal up to 100% of an institution’s Tier I capital with certain limitations.  The Company’s Tier II capital amounted to $1,187,000 at December 31, 2004 and December 31, 2003, or 1.25% of total risk-weighted assets in 2004 and 1.26% of total risk-weighted assets in 2003.

The Company’s total consolidated risk-based capital was $19,422,000 at December 31, 2004, or 10.55% of total risk-weighted assets, compared to $18,942,000 at December 31, 2003, or 10.75% of total risk-weighted assets.  Additionally, risk-based capital guidelines require a minimum leverage ratio (Tier I capital divided by average adjusted total consolidated assets) of 4%, which may be increased for institutions with higher levels of risk or that are experiencing or anticipating significant growth.  The Company has not been advised by any regulatory agency of a higher leverage ratio applicable to it.  As of December 31, 2004 and 2003, the Company’s leverage ratio was 9.9% and 10.75% respectively; therefore, the Company exceeded all current minimum capital requirements.

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

The following table presents the Company’s Interest Rate Sensitivity position at December 31, 2004:

INTEREST RATE SENSITIVITY ANALYSIS TABLE

(In Thousands of dollars)

As of December 31, 2004

	0-90	91-180	181-365	Total One Year	Over One year	Total
Earning Assets
Loans	$16,449	$3,560	$3,993	$24,002	$74,295	$98,297
Investments	500	1,745	17,116	19,361	46,559	65,920
Federal Funds Sold	5,990	0	0	5,990	0	5,990

Total Earning Assets	22,939	5,305	21,109	49,353	120,854	170,207

Interest Bearing Liabilities
Demand Deposits	23,675	0	0	23,675	0	23,675
Savings	13,034	10,241	23,274	46,549	0	46,549
CD’s of $100,000 and Over	3,408	2,337	4,711	10,456	12,981	23,437
Other Time	5,864	4,811	8,235	18,910	14,648	33,558
Repurchase Agreements	0	0	0	0	2,000	2,000

Total Interest Bearing Liability	45,981	17,389	36,220	99,590	29,629	129,219

Interest Sensitivity Gap	$(23,042)	$(12,084)	$(15,111)	$(50,237)	$91,225	$40,988

Cumulative Gap	$(23,042)	$(35,126)	$(50,237)	$(50,237)	$91,225	$40,988

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	49.89%	44.57%	49.56%	49.56%	131.72%	131.72%

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Logan County BancShares, Inc.

We have audited the accompanying consolidated balance sheets of Logan County BancShares, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2002, were audited by other auditors whose report dated February 26, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logan County BancShares, Inc. and subsidiary, as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S. R. SNODGRASS, A.C.

Wheeling, West Virginia
February 3, 2005

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,994,550	$5,342,353
Federal funds sold	5,990,000	13,385,000
Total cash and cash equivalents	11,984,550	18,727,353
Investment securities:
Available-for-sale (at fair value)	65,919,792	47,891,978
Loans: Mortgage loans	52,661,611	51,031,339
Installment loans	9,652,026	10,457,792
Commercial and other loans	35,983,518	40,125,576
Total loans	98,297,155	101,614,707
Less allowance for loan losses	(1,263,231)	(1,581,414)
Net loans	97,033,924	100,033,293
Premises and equipment, net	3,191,025	3,103,002
Accrued interest receivable	675,279	843,052
Bank owned life insurance	2,076,279	2,011,532
Other assets	787,231	992,800
Total assets	$181,668,080	$173,603,010
LIABILITIES
Noninterest bearing deposits:
Demand	$33,991,573	$29,721,377
Interest bearing deposits:
Demand	23,675,393	21,735,171
Savings	46,548,944	43,203,543
Time	56,995,289	57,594,652
Total deposits	161,211,199	152,254,743
Repurchase agreements	2,000,000	3,000,000
Other liabilities	529,550	558,685
Total liabilities	163,740,749	155,813,428
STOCKHOLDERS’ EQUITY
Common stock - $1.67 par value: 780,000 shares authorized and issued	1,300,000	1,300,000
Treasury Stock - 76,000 shares at cost	(1,406,198)	(1,406,198)
Surplus	2,408,426	2,408,426
Retained earnings	15,850,552	15,425,806
Accumulated other comprehensive income (loss)	(225,449)	61,548
Total stockholders’ equity	17,927,331	17,789,582
Total liabilities and stockholders’ equity	$181,668,080	$173,603,010

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$6,916,675	$7,578,902	$8,518,297
Investment securities:
Available-for-sale	1,097,591	989,819	1,349,480
Dividends	35,131	15,267	14,245
Interest on federal funds sold	235,435	182,160	205,786
Total interest and dividend income	8,284,832	8,766,148	10,087,808
INTEREST EXPENSE
Deposits	1,666,371	1,986,728	2,607,604
Other borrowings	86,528	100,173	156,508
Total interest expense	1,752,899	2,086,901	2,764,112

Net interest income	6,531,933	6,679,247	7,323,696
PROVISION (BENEFIT) FOR LOAN LOSSES	(308,000)	2,850	533,819
Net interest income after provision for loan losses	6,839,933	6,676,397	6,789,877
NONINTEREST INCOME
Service charges and other fees	830,023	857,099	656,160
Securities gains, net	17,233	148	—
Other operating income	177,173	129,021	148,407
Total noninterest income	1,024,429	986,268	804,567
NONINTEREST EXPENSE
Salary and employee benefits	2,364,587	2,377,040	2,321,908
Taxes - other	107,551	109,713	129,951
Depreciation	288,257	259,804	273,928
Repairs and maintenance	238,231	277,374	230,105
Fees paid to Directors	95,100	77,400	80,125
FDIC and Fidelity insurance	127,629	106,944	109,544
Data processing	730,447	558,676	532,884
Bank stationery and printing	176,273	145,724	142,992
Professional fees	206,011	66,262	113,925
Expenses of loans and other real estate owned	324,226	48,467	—
Other operating expenses	672,037	700,879	753,473
Total noninterest expense	5,330,349	4,728,283	4,688,835
Income before income taxes	2,534,013	2,934,382	2,905,609
INCOME TAXES	975,840	1,033,359	1,063,777
Net income	$1,558,173	$1,901,023	$1,841,832
WEIGHTED AVERAGE SHARES OUTSTANDING	703,991	703,991	716,991

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance. December 31, 2001	$1,300,000	$2,408,426	$13,916,867	$(860,198)	$35,034		$16,800,129
Correction of error			(31,655)				(31,655)
Comprehensive Income:
Net income - 2002	—	—	1,841,833		—	$1,841,833	1,841,833
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment available for sale	—	—	—		225,290	225,290	225,290
Comprehensive Income						$2,067,123
Purchase of 13,000 shares of common stock @ $42 per share				(546,000)			(546,000)
Cash dividend ($1.53 per share)			(1,096,996)				(1,096,996)
Balance, December 31, 2002	1,300,000	2,408,426	14,630,049	(1,406,198)	260,324		17,192,601
Comprehensive Income:
Net income - 2003	—	—	1,901,023	—	—	$1,901,023	1,901,023
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale	—	—	—	—	(198,776)	(198,776)	(198,776)
Comprehensive Income						$1,702,247
Cash dividend ($1.57 per share)	—	—	(1,105,266)	—	—		(1,105,266)
Balance, December 31, 2003	1,300,000	2,408,426	15,425,806	(1,406,198)	61,548		17,789,582
Comprehensive Income:
Net Income - 2004	—	—	1,558,173	—	—	$1,558,173	1,558,173
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale	—	—	—	—	(286,997)	(286,997)	(286,997)
Comprehensive Income						$1,271,176
Cash dividend ($1.61 per share)	—	—	(1,133,427)	—	—		(1,133,427)
Balance, December 31, 2004	$1,300,000	$2,408,426	$15,850,552	$(1,406,198)	$(225,449)		$17,917,331

The accompanying notes are an integral part of the consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,558,173	$1,901,023	$1,841,833
Adjustments to reconcile net income to net cash provided by operating activities
Allowance for loan losses	(308,000)	2,850	533,819
Depreciation and amortization	288,257	259,804	273,928
Provision for deferred taxes	216,508	(48,707)	(130,620)
Gain on sale of securities, net	(17,233)	(147)	—
Earnings on bank owned life insurance	(64,747)	(11,532)	—
Premium amortization and accretion on investment securities	251,358	(329,208)	66,565
Net change in accrued income and other assets	373,342	(229,923)	196,970
Net change in other liabilities	(29,135)	(504,450)	381,009
Other, net	—	(61,178)	—
Net cash provided by operating activities	2,268,523	978,532	3,163,504

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales/calls of securities available-for-sale	37,332,396	35,831,883	19,925,000
Proceeds from maturities of securities available-for-sale	14,500,000	20,000,000	—
Purchases of securities available-for-sale	(70,597,840)	(62,262,121)	(24,612,311)
Purchase of bank owned life insurance	—	(2,000,000)	—
Net change in loans	3,307,369	6,280,678	8,974,822
Purchase of bank premises and equipment	(376,280)	(145,482)	(107,713)
Net cash provided by (used in) investing activities	(15,834,355)	(2,295,042)	4,179,798

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	8,956,456	2,181,450	(1,954,836)
Net change in repurchase agreements	(1,000,000)	2,000,000	(1,000,000)
Purchase of Treasury Stock, at cost	—	—	(546,000)
Dividends paid	(1,133,427)	(1,105,266)	(1,096,996)
Net cash provided by (used in) financing activities	6,823,029	3,076,184	(4,597,832)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,742,803)	1,759,674	2,745,470

CASH AND CASH EQUIVALENTS,BEGINNING OF YEAR	18,727,353	16,967,679	14,222,209
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,984,550	$18,727,353	$16,967,679
Supplemental Disclosures:
Cash paid for interest	$1,764,782	$2,097,994	$2,836,084
Cash paid for income taxes	$880,158	$1,107,160	$1,186,510

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Logan County BancShares, Inc. (the “Company”) is a West Virginia corporation.  The Company provides a variety of banking services to individuals and businesses through the branch network of its subsidiary, Logan Bank and Trust (the “Bank”).  The Bank operates four full-service locations in Logan County, West Virginia and one in Lincoln County, West Virginia.  Primary deposit products consist of checking accounts, savings accounts, and certificates of deposit.  Primary lending products consist of commercial and residential real estate loans, consumer loans, and business loans.

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

Investment Securities – The Bank’s investment securities are classified in two categories and accounted for as follows:

Securities Available-for-Sale:  Securities available-for-sale consists of bonds, notes, debentures, and certain equity securities not classified as securities held-to-maturity.  These securities are carried at their fair value.  Unrealized gains and losses, net of tax, are reported as a net amount in a separate component of stockholders’ equity until realized.

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

Loans – Loans are reported at the amount of unpaid principal, net of deferred loan fees and costs and an allowance for loan losses.  Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts that the borrowers’ financial condition is such that collection of interest is doubtful.  When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

Certain loan origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Allowance for Loan Losses – The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based upon management’s periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.   This is due to the variability of key variables.

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

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

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

The Company files a consolidated Federal income tax return which includes its subsidiary.  Income tax expense is allocated between the parent company and its subsidiary as if each had filed a separate return.

Earnings Per Common Share – Earnings per common share are calculated by dividing net income by the weighted-average number of common stock shares outstanding during the year.  The Company had no securities which would be considered potential common stock.

Equity – In December 2002, the Company purchased 13,000 shares of Treasury Stock, bringing the total shares held in Treasury to 76,000.  After the purchase, 703,991 shares of the Company’s stock remained outstanding.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold.

Reclassifications – Certain prior year balances have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued.  FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2005, although the adoption of the standard is not expected to have a material impact on the Company’s results of operations.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer.  SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable.  SOP 03-3 requires the recognition, as accretable yield, of the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan.  The amount by which the loan’s contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Early adoption is permitted.  The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The carrying amounts of investment in securities as shown in the consolidated balance sheets of the Bank and their approximate fair values at December 31, are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale:
Federal agency securities	$65,686,156	$3,448	$585,629	$65,103,975
Equity securities	629,161	186,656	—	815,817

Total	$66,315,317	$190,104	$585,629	$65,919,792

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Federal agency securities	$38,509,935	$58,732	$57,507	$38,511,160
U.S. Treasury securities	9,010,912	18,619	—	9,029,531
Equity securities	263,152	88,135	—	351,287

Total	$47,783,999	$165,486	$57,507	$47,891,978

The following table shows the Company’s gross unrealized losses and fair value aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004.

2004
Less than Twelve Months Gross		Twelve Months or Greater Gross		Total Gross
Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
Federal agency securities

$56,696,267	$553,732	$6,154,259	$31,897	$62,850,526	$585,629

The Company’s investment securities portfolio contains unrealized losses on U.S. Government agency securities, which are generally viewed as having the implied guarantee of the U.S. government.  On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the Company has the ability to hold the security to maturity without incurring a loss.  Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of 10 percent or more for a period of 6 months.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary, but is the result of interest rate changes, sector rating changes, or company-specific rating changes that are not expected to result in the noncollection of principal and interest, during the period.

The amortized cost and estimated market value of investment in debt securities at December 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call as prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$19,500,159	$19,360,511
Due from 1 year to 5 years	46,185,997	45,743,464
Due from 5 years to 10 years	—	—
Due after 10 years	—	—
Equity securities	629,161	815,817
Total	$66,315,317	$65,919,792

Proceeds from sales of securities available-for-sale during the years ended December 31, 2004 and 2003 were $499,063 and $4,976,883, respectively.  There were no sales of investment securities classified as available-for-sale in 2002.  Gross gains of $33,607 and gross losses of $16,374 in 2004 and gross gains of $147 and no losses in 2003, were realized on those sales.

The par value of securities pledged to secure public deposits and for other purposes amounted to $23,600,000 in 2004 and $27,012,750 in 2003.

NOTE 3 – RESTRICTION ON CASH, DUE FROM BANKS, AND CONTINGENT LIABILITIES

The Bank is required to maintain average balances with the Federal Reserve Bank.  The average required reserve balances were $1,671,000 and $1,378,000 for 2004 and 2003, respectively.  The Bank had various claims and actions pending at December 31, 2004, arising in the ordinary course of business.  It is the opinion of management and legal counsel that such litigation will not materially affect the Bank’s financial position or earnings.

NOTE 4 – LOANS

Major classifications of loans at December 31, 2004 and 2003, are as follows:

	2004	2003

Mortgage loans	$52,661,611	$51,031,339
Installment loans	9,652,026	10,457,792
Commercial and other loans	35,983,518	40,125,576
Total	98,297,155	101,614,707
Less allowance for loan losses	1,263,231	1,581,414

Net loans	$97,033,924	$100,033,293

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2004	2003

Impaired loans without a valuation allowance	$479,575	$751,993
Impaired loans with a valuation allowance	926,174	944,421

Total impaired loans	$1,405,749	$1,696,414

Valuation allowance related to impaired loans	$375,956	$426,940

Total non-accrual loans	$734,166	$992,428

	December 31,
	2004	2003

Average investment in impaired loans	$1,551,082	$1,377,446

Interest income recognized on impaired loans	$58,594	$44,693

No additional funds are committed to be advanced in connection with impaired loans.

Had the above loans not been placed on a non-accrual status, income for the Company would have increased approximately $86,907, $49,621, and $89,407 for 2004, 2003, and 2002, respectively.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

	December 31,
	2004	2003	2002

Balance at beginning of year	$1,581,414	$1,618,632	$1,152,777
Additions charged to operating expense	(308,000)	2,852	533,818
Recoveries	25,566	43,607	29,565
Total	1,298,980	1,665,091	1,716,160
Less loans charged-off	35,749	83,677	97,528

Balance at end of year	$1,263,231	$1,581,414	$1,618,632

NOTE 6 – RELATED PARTY TRANSACTIONS

Directors and officers of the Company and its subsidiaries, and their associates, were customers of, and had other transactions with the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility.  Such loans totaled $2,687,413 at December 31, 2004, and $3,385,958 at December 31, 2003.

The following is an analysis of loan activity to directors, executive officers, and associates of the Company and its subsidiary for 2004:

Balance, January 1	$3,385,958
New loans during the period	194,970
Repayments during the period	(893,575)

Ending balance	$2,687,413

NOTE 7 – BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	December 31,		Original Useful Life
	2004	2003	Years

Land	$949,972	$949,972
Banking house	3,303,308	3,303,308	10 – 40
Furniture, fixtures, and equipment	2,465,104	2,564,916	3 – 20
Total	6,718,384	6,818,196
Less accumulated depreciation	3,527,359	3,715,194
Net bank premises and equipment	$3,191,025	$3,103,002

Charges to operations for depreciation amounted to $288,257, $259,804, and $273,928 for 2004, 2003 and 2002, respectively.

NOTE 8 – DEPOSITS

The following is a summary of interest-bearing deposits, by type, as of December 31:

	2004	2003

NOW and Super NOW accounts	$19,459,844	$17,661,908
Money market accounts	4,215,549	4,073,263
Savings accounts	46,548,944	43,203,543
Regular certificates of deposit	51,774,328	51,969,170
Individual retirement accounts and other time deposits	5,220,961	5,625,482

Total	$127,219,626	$122,533,366

Certificates of deposit, in denominations of $100,000 or more, totaled $18,216,808 and $16,787,499 at December 31, 2004 and 2003, respectively.  Interest paid on all time deposits totaled $1,420,922 and $1,671,827 for the years ended December 31, 2004 and 2003, respectively.

A maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2004, follows:

	Amount	Percent

Three months or less	$3,407,542	18.7%
Three through six months	2,337,258	12.8
Six through twelve months	4,711,257	25.9
Over twelve months	7,760,751	42.6

Total	$18,216,808	100.0%

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$31,049,682
2006	12,577,697
2007	8,317,135
2008	2,688,856
2009 and over	2,361,919

Total	$56,995,289

NOTE 9 – REPURCHASE AGREEMENTS

Repurchase agreements represent financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturity date of the agreement for a specified price.  The securities underlying the agreements remain under the Company’s control.  Information related to repurchase agreements is summarized below:

	2004	2003

Balance at end of year	$2,000,000	$3,000,000
Average balance during the year	2,435,616	2,852,461
Maximum month-end balance	3,000,000	3,000,000
Weighted-average rate during the year	3.54%	3.51%
Weighted-average rate at December 31	3.50%	3.58%

NOTE 10 – INCOME TAX

The provisions for income taxes at December 31 consist of:

	2004	2003	2002

Current	$776,751	$1,082,066	$1,194,397
Deferred	199,089	(48,707)	(130,620)

Income tax expense	$975,840	$1,033,359	$1,063,777

Deferred tax assets and deferred tax liabilities are comprised of the following:

	2004	2003

Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$368,793	$483,275
Deferred compensation	52,784	26,808
Other	2,922	62,629
Unrealized loss on securities available-for-sale	170,075
Total deferred tax assets	594,574	572,712
Items giving rise to deferred tax liabilities:
Property and equipment	(158,860)	(94,893)
Unrealized gain on securities available-for-sale	(46,431)
Investment accretion	—	(16,013)
Total deferred tax liabilities	(158,860)	(157,337)

Net deferred tax asset	$435,714	$415,375

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the year ended December 31 is as follows:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent

Computed tax at statutory federal rate	$861,54	34.0%	$997,690	34.0%	$987,907	34.0%
Plus state income taxes net of federal tax benefits	40,444	1.6	67,595	2.3	74,346	2.6
	902,008	35.6	1,065,285	36.3	1,062,253	36.6
Effect of:
Dividends received deduction	(7,204)	(0.2)	(3,634)	(0.1)	(2,193)	(0.1)
Life insurance earnings	(22,014)	(0.8)	(3,921)	(0.1)	—	0.0
Travel and dues	1,639	0.0	1,593	0.1	1,593	0.0
Others - net	101,411	3.9	(25,964)	(1.0)	2,124	0.1

Actual tax expense	$975,840	38.5%	$1,033,359	35.2%	$1,063,777	36.6%

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company’s subsidiary has a qualified profit sharing and a 401(k) employee benefit plan covering substantially all employees.  The contributions to the plans are at the discretion of the plan’s advisory board and amounted to $114,302, $124,470, and $121,121 in 2004, 2003 and 2002, respectively.

NOTE 12 - DEFERRED COMPENSATION AND LIFE INSURANCE

On October 28, 2003, the Company entered into an agreement with an executive officer for the payment of deferred compensation upon retirement.  As a result, the Company has made a provision for the future compensation.  At December 31, 2004, $78,512 has been accrued under this contract and this liability has been recognized in the financial statements.  Deferred compensation is to be paid to the individual or his beneficiary upon reaching age 65.  Payments will be made over his lifetime, with a minimum payment of fourteen years.

In order to offset the cost of the deferred compensation arrangement described above, the Company purchased a life insurance policy on the executive.  The Company is the owner and beneficiary of the policy with a death benefit of $4,380,000 on the life of the employee.  The policy had a cash surrender value of $2,076,279 at December 31, 2004.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The total amounts of off-balance-sheet financial instruments with credit risk are as follows:

	December 31,
	2004	2003

Loan commitments	$13,966,000	$11,669,000
Standby letters of credit	856,000	1,027,000

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 14 - CONCENTRATION OF CREDIT RISK

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

NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since those notifications that management believes have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$17,927	18.90%	$7,593	8.0%	$9,491	10.0%
Tier I Capital (to Risk Weighted Assets)	$18,235	19.21%	$3,796	4.0%	$5,695	6.0%
Tier I Capital (to Average Assets)	$19,422	10.55%	$7,366	4.0%	$9,208	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amount Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$17,790	18.8%	$7,564	8.0%	$9,455	10.0%
Tier I Capital (to Risk Weighted Assets)	$17,755	18.8%	$3,782	4.0%	$5,673	6.0%
Tier I Capital (to Average Assets)	$18,972	10.8%	$7,050	4.0%	$8,812	5.0%

NOTE 16 - LIMITATIONS ON DIVIDENDS

West Virginia State Law precludes the Bank from paying dividends without the prior approval of the Commissioner of Banking, if such dividends exceed the total of the Bank’s net profits as defined for the year, combined with its net profits of the previous 2 years.  Under this formula, the Bank is limited to paying dividends in 2005 to the amount of its 2005 net profit without the approval of the Commissioner of Banking.  The subsidiary Bank is the primary source of funds to pay dividends to the stockholders of Logan County BancShares, Inc.

NOTE 17 – REORGANIZATION

On December 14, 2004, the Company announced its intention to engage in a corporate reorganization commonly known as a “going private” transaction.  The transaction will be structured as a merger transaction with a “shell” corporation merging into the Company.  The purpose of this transaction is to allow the Company to go private under Federal securities laws.  Under the proposed going private transaction, stockholders who own less than 200 shares will receive cash for their shares.  Stockholders who own 200 or more shares will continue to be stockholders of the Company.  The exact terms of the going private transaction have not been finalized.  On December 14, 2004, the Company mailed a letter to its shareholders announcing its intention to engage in the merger transaction.

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimates of fair values of financial instruments are summarized as follows at December 31:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$5,944,550	$5,994,550	$5,342,353	$5,342,353
Federal funds sold	5,990,000	5,990,000	13,385,000	13,385,000
Investment securities	65,919,792	65,919,792	47,891,978	47,891,978
Loans	97,033,924	99,825,320	100,033,293	103,913,636
Accrued interest receivable	675,279	675,279	843,052	843,052
Bank-owned life insurance	2,076,279	2,076,279	2,011,532	2,011,532

Financial liabilities:
Deposits	161,211,199	161,794,567	152,254,743	152,853,045
Repurchase agreements	2,000,000	2,000,000	3,000,000	3,000,000
Accrued interest payable	70,166	70,166	82,050	82,050

NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Logan County BancShares, Inc.:

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Cash	$1,433,106	$1,897,530
Securities available for sale, at fair value	815,818	351,287
Other assets	48,238	30,799
Investment in subsidiary	16,091,318	15,894,269

Total assets	$18,388,480	$18,173,578

LIABILITIES
Other	$461,149	$384,303

STOCKHOLDERS’ EQUITY	17,927,331	17,789,582

Total liabilities and stockholders’ equity	$18,388,480	$18,173,885

STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
OPERATING INCOME
Other income	$71,931	$10,440	$67,284
Dividends from subsidiary	1,133,426	2,726,471	1,706,148
Total operating income	1,205,357	2,736,911	1,773,432

OPERATING EXPENSES	264,225	109,469	121,459

Income before income tax and equity in undistributed earnings of subsidiary	941,132	2,627,442	1,651,973

INCOME TAX BENEFIT	76,842	38,630	43,127

Income before equity in undistributed earnings of subsidiary	1,017,974	2,666,072	1,695,100

EQUITY IN UNDISTRIBUTED (DISTRIBUTIONS IN EXCESS OF) EARNINGS OF SUBSIDIARY	540,199	(765,009)	146,732

Net income	$1,558,173	$1,901,063	$1,841,832

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,558,170	$1,901,063	$1,841,833
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) or loss on sale of securities	(17,233)	—	—
Equity in undistributed (distribution in excess of) earnings of subsidiary	(540,199)	765,009	(146,732)
Change in deferred tax	(42,361)	—	—
Change in other assets	(1,192)	16,069	(110,591)
Change in other liabilities	60,593	(49,629)	7,343
Net cash provided by operating activities	1,017,778	2,632,512	1,591,853

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	499,063	—	—
Purchases of securities	(847,839)	—	—
Net cash used in investing activities	(348,776)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury stock	—	—	(546,000)
Dividends paid	(1,133,426)	(1,104,726)	(1,096,996)
Net cash used in financing activities	(1,133,426)	(1,104,726)	(1,642,996)

Change in cash and cash equivalents	(464,424)	1,527,786	(51,143)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,897,530	369,744	420,887

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,433,106	$1,897,530	$369,744

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter for the year ended December 31, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Item 1.01                                                 Entry into a Material Definitive Agreement

On December 7, 2004, the Board of Directors of the Company granted an increase in the annual salary and awarded a bonus to Eddie Canterbury, the Company’s Chief Executive Officer.  Mr. Canterbury is the only individual that will be disclosed as a named executive officer in the Company’s 2005 Proxy Statement.  A summary of the compensation awarded to the Chief Executive Officer is attached hereto as Exhibit 10.c. to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning the Company’s Directors, Nominees for Director and Executive Officers.

Name	Age as of December 31, 2004	Positions with the Company and Logan Bank & Trust Company (“LB&T”)	Business Experience During Last Five Years and Directorships
Harvey Oakley	84	Director of the Company since 1985 and Director of LB&T since 1964; President and Chairman of the Board of Directors of Company since 1985 and Chairman of the Board of LB&T since 1964	Attorney at Law; President of the Company

Clell Peyton	68	Director of the Company since 1985 and Director of LB&T since 1996	Retired, Nationwide Insurance Company.

Earle B. Queen	77	Director of the Company since 1985 and Director of LB&T since 1964	President, James Funeral Home; Director of West Logan Water Co., Queen Brothers, Inc. and Funeral Services, Inc.

LaVeta Jean Ray	73	Director of the Company since 1985	Retired; Counselor, Chapmanville High School.

William W. Wagner	72	Director of the Company since 1985 and Director of LB&T since 1976	Retired; Former Director and Executive Comm. Of United Bankshares, Inc.; Former Chairman of Eagle Bancorp. Inc.

Eddie Canterbury	56	Director and Executive Vice-President and CEO of the Company since 1985; Director of LB&T since 1980; CEO of LB&T since 1982 and President of LB&T since 2000	Executive Vice President and CEO of the Company and President and CEO of LB&T; Director of KY/WV Cable, Inc., Greentree Cable of KY, Inc., Louisa Cable & TV, Inc. and Logan County Cable, Inc.

Name	Age as of December 31, 2004	Positions with the Company and Logan Bank & Trust Company (“LB&T”)	Business Experience During Last Five Years and Directorships
Walter D. Vance	54	Director and Vice President of the Company since 1985	Vice President of the Company; Pharmacist; and Vice President and Director of Aracoma Drug Company.

Glenn T. Yost	47	Director of the Company and LB&T since 1994	President, W.W. McDonald Land Co.; President, Triadelphia Land Co.; President, Bruce McDonald Holding Co.

David McCormick	57	Director of the Company and LB&T since 1994	President, McCormick’s, Inc.; President, Bodaco, Co.

Michael Winter	28	Director of the Company and LB&T since May, 2004	Insurance agent; Director and Vice-President of Bray & Oakley Insurance Agency, Inc.

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

ITEM 11 – EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation

The table below sets forth the cash compensation of the Company’s CEO.  No other executive officer of the Company earned $100,000 or more in salary and bonus for the years ended December 31, 2004, 2003, and 2002.

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Securities
Name and Principal Position	Year	Salary	Bonus	Other Compensation(1)	Underlying Options	All Other(2)
Eddie Canterbury Executive Vice President and Chief Executive Officer of the Company and President and Chief Executive Officer of Logan Bank & Trust Company (“LB&T”)	2004	$123,000	$20,000	—	0	$11,440
	2003	$120,000	$20,000	—	0	$11,200
	2002	$120,000	$20,000	—	0	$11,200

(1)                                  The CEO did not receive perquisites or other personal benefits, securities or property during 2004 which, in the aggregate cost the Company an amount that equaled or exceeded the lesser of $50,000 or 10% of the CEO’s salary and bonus earned during the year.

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

The Agreement provides that Mr. Canterbury will receive a base salary, which may be increased from time to time, in such amounts as may be determined by the Employers’ Boards of Directors.  Mr. Canterbury’s 2004 salary is shown in the salary column of the Summary Compensation Table.  The Agreement also provides Mr. Canterbury with the same fringe benefits that Mr. Canterbury received prior to entering into the Agreement.

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

The Company’s obligations for the retirement benefits under the Plan are fully funded by an insurance policy on the life of Mr. Canterbury in the amount of $2,000,000.00.  The cash value of such insurance policy as of December 31, 2004 was $2,076,279 and the value of the death benefit as of December 31, 2004 was $4,531,026.  If Mr. Canterbury dies prior to age 65, then the proceeds of the insurance policy will be payable to the Company and the Company will use such proceeds to fund the remaining retirement plan obligations.  All retirement benefits payable under the Plan will be paid entirely from the insurance policy on the life of Mr. Canterbury, which policy is owned by the Company.

Fees for Directors.  Directors of Logan County BancShares, Inc. received $900 per quarter in 2004.  In addition, members of the Audit Committee received $75 for each meeting attended.  Directors of Logan Bank & Trust Company received $300 per month in 2004 and members of the Loan and Discount Committee of Logan Bank & Trust Company received $150 per meeting attended.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table lists each shareholder of Logan County BancShares, Inc. who is the beneficial owner of more than 5% of Logan County BancShares Inc.’s common stock as of March 15, 2005.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Common Stock	David McCormick Post Office Box 627 Logan, West Virginia 25601	38,143	(1)	5.42%
Common Stock	Harvey Oakley 509 Main Street Logan, West Virginia 25601	56,645	(2)	8.05%
Common Stock	Sarah Matteson Irrevocable Trust 11125 Harbour Estates Circle Ft. Myers, Florida 33908	93,182		13.24%
Common Stock	Paul Clinton Winter Post Office Box 386 Logan, West Virginia 25601	116,619	(3)	16.57%

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

SECURITY OWNERSHIP OF MANAGEMENT

As of March 15, 2005, the nominees, Directors of the Company and Logan Bank & Trust Company (“LB&T”) and executive officers of the Company owned beneficially, directly or indirectly, the number of shares of common stock indicated on the following table.  The number of shares shown as beneficially owned by each nominee, director and executive officer is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purposes.  All Directors and executive officers of the Company as a group owned 193,404 shares or 27.47% of the Company’s common stock as of March 15, 2005.

Title of Class	Position	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Common Stock	Director of Company and LB&T and President and Chairman of the Board of Directors of Company and Chairman of the Board of LB&T	Harvey Oakley	56,645	(1)	8.05%
Common Stock	Director of LB&T	Clell Peyton	10,733		1.52%
Common Stock	Director of LB&T	Earle B. Queen	19,842	(2)	2.82%
Common Stock	Director of Company	LaVeta Jean Ray	7,110		1.01%
Common Stock	Director of LB&T	William W. Wagner	18,000	(3)	2.56%
Common Stock	Director and Executive Vice-President and CEO of the Company; Director and President and CEO of LB&T	Eddie Canterbury	8,200	(4)	1.16%
Common Stock	Director of Company; Vice President of the Company	Walter D. Vance	4,569	(5)	0.65%
Common Stock	Director of LB&T	Glenn T. Yost	29,762	(6)	4.23%
Common Stock	Director of LB&T	David McCormick	38,143	(7)	5.42%
Common Stock	Elected as Director of Company and LB&T at Annual Meeting held on May 25, 2004	Michael Winter	400.06%

(1)                                  Includes 7,537 shares jointly owned with spouse.

(2)                                  Includes: 18,000 shares owned by Earle B. Queen, Trust; 355 shares owned by Funeral Services, Inc.; and 400 shares owned by Queen Brothers, Inc.

(3)                                  Includes 654 shares jointly owned with spouse.

(4)                                  Includes: 800 shares owned in IRA; and 200 shares as custodian for Alexis Jo Canterbury.

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

EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plans.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Audit-Related Fees.

The following table presents fees for professional services rendered by McNeal, Williamson & Co. to perform an audit of the Corporation’s annual financial statements for the year ended December 31, 2003, and fees for other services rendered by McNeal, Williamson & Co. during that period:

2003
Audit Fees(1)	$32,000
Audit-Related Fees(2)	—
Tax Fees(3)	8,450
All Other Fees(4)	2,945
Total Fees	$43,395

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

(4)                                  All Other Fees – These are fees for other permissible work performed by McNeal, Williamson & Co. that does not meet the above category descriptions.  The fees for services incurred in 2003 include the filing of the Corporation’s Form 10-Q for the quarters ending September 30, 2003.  All services rendered by McNeal, Williamson & Co. are permissible under applicable laws and regulations, and pre-approved by the Audit Committee.

As disclosed on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004, the Company was informed by McNeal, Williamson & Co. (“McNeal Williamson”) that McNeal Williamson was no longer permitted to issue audit reports for the Company and was no longer permitted to perform interim reviews in accordance with SAS 100 for the Company as a result of McNeal Williamson’s failure to register with the Public Company Accounting Oversight Board (“PCAOB”).  McNeal Williamson advised the Company that it should obtain new independent accountants.  Accordingly, the Company retained S. R. Snodgrass, A. C. on August 10, 2004, to:  (i) review all interim periods that were reviewed by McNeal Williamson after the adoption of Sarbanes-Oxley; (ii) re-audit the financial statements for the period ended December 31, 2003; and (iii) review the audit for the period ended December 31, 2002.

During the period covering the fiscal years ended December 31, 2003 and December 31, 2004, S. R. Snodgrass, A.C. performed the following professional services:

Description	2004	2003
Audit Fees (1)	$37,500	$36,000
Audit-Related Fees	$0	$0
Tax Fees (2)	$3,500	$0
All Other Fees	$0	$0

(1)                   Audit fees consist of fees for professional service rendered to for the audit of the consolidated financial statements and review of financial statements included in the Company’s quarterly reports.

(2)                   Tax fees consists of compliance fees for the preparation of income and franchise tax returns.

Pre-Approval Policies and Procedures

Prior to July 23, 2004, the Audit Committee did not have formal pre-approval policies and procedures for audit and non-audit services.  Prior to July 23, 2004, the Audit Committee met and considered each audit and non-audit service to be rendered by McNeal, Williamson & Co.  During 2003, all of fees paid to McNeal, Williamson & Co. were approved by the Audit Committee.

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

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.                                       Exhibits

3.                                       Articles of Incorporation and Bylaws

a.                                       Articles of Incorporation of Logan County Bancshares, Inc. dated October 26, 1984 (1)

b.                                      Restated Articles of Incorporation of Logan County Bancshares, Inc. dated December 27, 1984 (2)

c.                                       Amended Articles of Incorporation of Logan County Bancshares, Inc. dated May 26, 1993 (3)

d.                                      Amended Articles of Incorporation of Logan County Bancshares, Inc. dated April 27, 1999 (4)

e.                                       Bylaws of Logan County Bancshares, Inc. dated December 3, 1984 (5)

10.                                 Material Contracts

a.                                       Employment Agreement between the Company, Logan Bank & Trust  Company and Eddie Canterbury (6)

b.                                      The Supplemental Executive Retirement Plan between the Company and Eddie Canterbury (7)

c.                                       Summary of Compensation To Be Paid to Chief Executive Officer

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

14.                                 Senior Financial Officer’s Code of Ethics

21.                                 Subsidiaries of the Company

23.1                           Consent of S.R. Snodgrass, A.C.

23.2                           Consent of McNeal,Williamson & Co.

31.1                           Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2                           Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1                           Certification Pursuant to 18 U.S.C. Section 1350

32.2                           Certification Pursuant to 18 U.S.C. Section 1350

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Annual Report and proxy materials of Logan County Bancshares Inc. will be furnished to shareholders subsequent to the filing of this Annual Report on Form 10-K.

(1)                                  Incorporated by reference to Exhibit 3.a. to Logan County BancShares Inc.’s Amendment No. 1 on Form 10-K/A covering the period ended December 31, 2003.

(2)                                  Incorporated by reference to Exhibit 3.b. to Logan County BancShares Inc.’s Amendment No. 1 on Form 10-K/A covering the period ended December 31, 2003.

(3)                                  Incorporated by reference to Exhibit 3.c. to Logan County BancShares Inc.’s Amendment No. 1 on Form 10-K/A covering the period ended December 31, 2003.

(4)                                  Incorporated by reference to Exhibit 3.d. to Logan County BancShares Inc.’s Amendment No. 1 on Form 10-K/A covering the period ended December 31, 2003.

(5)                                  Incorporated by reference to Exhibit 3.e. to Logan County BancShares Inc.’s Amendment No. 1 on Form 10-K/A covering the period ended December 31, 2003.

(6)                                  Incorporated by reference to Exhibit 10.a. to Logan County BancShares Inc.’s Amendment No. 1 on Form 10-K/A covering the period ended December 31, 2003.

(7)                                  Incorporated by reference to Exhibit 10.b. to Logan County BancShares Inc.’s Amendment No. 1 on Form 10-K/A covering the period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

By:	/s/ Eddie Canterbury
Eddie Canterbury
Its:	Chief Executive Officer

March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		Date:
Harvey Oakley, Director and Chairman of the Board of Directors

By	/s/ Clell Peyton	Date: March 29, 2005
Clell Peyton, Director

By		Date:
Earle B. Queen, Director

By		Date:
LaVeta Jean Ray, Director

By:		Date:
William W. Wagner, Director

By	/s/ Eddie Canterbury	Date: March 29, 2005
Eddie Canterbury, Director, Executive Vice-President and Chief Executive Officer

By		Date:
Walter D. Vance Director

By	/s/ Glenn T. Yost	Date: March 29, 2005
Glenn T. Yost, Director

By	/s/ David McCormick	Date: March 29, 2005
David McCormick, Director

By	/s/ Michael Winter	Date: March 29, 2005
Michael Winter, Director