Form 10-Q
period 2005-03-31
LOGAN COUNTY BANCSHARES INC
filed 2005-05-16
CIK 760327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2005

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

Class Outstanding at May 13, 2005
Common Stock ($1.67 Par Value)	703,991 Shares

LOGAN COUNTY BANCSHARES, INC.

i

EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Act, Section 302 Certification of Executive Vice President and Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act, Section 302 Certification of Vice President and Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act, Section 906 Certification of Executive Vice President and Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act, Section 906 Certification of Vice President and Chief Financial Officer

Signatures

ii

LOGAN COUNTY BANCSHARES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,852	$5,995
Federal funds sold	10,910	5,990
Total cash and cash equivalents	18,762	11,985

Investment securities:
Available-for-sale (at fair value)	65,127	65,920

Loans	97,745	98,297
Less allowance for loan losses	(1,263)	(1,263)
Net loans	96,482	97,034

Premises and equipment, net	3,148	3,191
Accrued income receivable	881	675
Bank owned life insurance	2,091	2,076
Other assets	802	787

Total assets	$187,293	$181,668

LIABILITIES

Noninterest bearing deposits:
Demand	$37,008	$33,992
Interest bearing deposits:
Demand	25,583	23,675
Savings	48,181	46,549
Time	55,918	56,995
Total deposits	166,690	161,211
Repurchase agreements	2,000	2,000
Accrued interest and other liabilities	588	530
Total liabilities	169,278	163,741

STOCKHOLDERS’ EQUITY

Common stock -780,000 shares authorized at $1.67 par value:
703,991 shares issued	1,300	1,300
Treasury Stock - 76,000 shares at cost	(1,406)	(1,406)
Surplus	2,408	2,408
Retained earnings	16,100	15,851
Accumulated other comprehensive income (loss)	(387)	(226)
Total stockholders’ equity	18,015	17,927

Total liabilities and stockholders’ equity	$187,293	$181,668

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and fees on loans - taxable	$1,698	$1,757
Investment securities available for sale	383	213
Interest on federal funds sold	54	54
Dividends	6	—
Total interest income	2,141	2,024

INTEREST EXPENSE
Deposits	395	426
Other borrowings	17	27
Total interest expense	412	453

Net interest income	1,729	1,571

PROVISION FOR LOAN LOSSES	—	—

Net interest income after provision for possible loan losses	1,729	1,571

NONINTEREST INCOME
Service charges and other fees	193	197
Other operating income	64	63
Total noninterest income	257	260

NONINTEREST EXPENSE
Salary and employee benefits	593	590
Occupancy and equipment expense	155	134
Data processing	184	130
Other operating expenses	251	279
Total noninterest expense	1,183	1,133

Income before income taxes	803	698

INCOME TAXES	293	248

Net income	$510	$450

Dividends declared per common share	$0.37	$0.36

Earnings per common share:
Basic	$0.72	$0.64
Diluted	$0.72	$0.64

Average outstanding shares:
Basic	703,991	703,991
Diluted	703,991	703,991

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre hensive
	Shares	Stock	Surplus	Earnings	Stock	Income (loss)	Income	Total

BALANCE, DECEMBER 31, 2004	703,991	$1,300	$2,408	$15,851	$(1,406)	$(226)		$17,927

Comprehensive income:
Net income for the three months ended March 31, 2005	—	—	—	510	—	—	$510	510
Other comprehensive income, net of tax
Unrealized loss on securities available-for-sale	—	—	—	—	—	(161)	(161)	(161)
Comprehensive income							$349

Cash dividend ($0.37 per share)	—	—	—	(261)	—	—		(261)

BALANCE, MARCH 31, 2005	703,991	$1,300	$2,408	$16,100	$(1,406)	$(387)		$18,015

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$510	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	67
Deferred income taxes	132	—
Earnings on bank owned life insurance	(15)	—
Change in:
Accrued interest receivable and other assets	(221)	183
Accrued interest payable and other liabilities	58	104
Net cash provided by operating activities	549	804

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available-for-sale	500	29,502
Purchases of securities available-for-sale	—	(17,750)
Net decrease in loans	552	1,553
Purchase of bank premises and equipment	(42)	(205)
Net cash used in investing activities	1,010	13,100

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,479	7,527
Dividends paid	(261)	(253)
Net cash provided by financing activities	5,218	7,274

INCREASE IN CASH AND CASH EQUIVALENTS	6,777	21,178

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,985	18,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,762	$39,905

Supplemental Disclosures:
Cash paid for interest	$415	$459
Cash paid for income taxes	$—	$232

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LOGAN COUNTY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Logan County BancShares, Inc. ( the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry. This Form 10-Q is also in accordance with instructions to Form 10-Q and Rule 10-01 of
Rule S-X.  Accordingly, this Form 10-Q does not include all of the information and footnotes required by US GAAP for complete financial statements.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

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

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, the accrual of interest is discontinued. In addition, previously accrued interest deemed uncollectible that was recognized in income is reversed. Interest received on nonaccrual loans is recorded as a reduction to principal and is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer doubtful.

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

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Mortgage loans secured by one-to-four family properties and all consumer loans are considered large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,263,000 at March 31, 2005, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies, and losses on loans.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities available-for-sale or held-to-maturity. All debt and equity securities have been classified as available-for-sale which serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost, deemed to be other-than-temporary, results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R).  The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued.  FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Comparison of the Results of Operations for the Three Months ended March 31, 2005 and 2004

Net income increased by $60,000, or 13%, from net income of $450,000 for the three months ended March 31, 2004, to net income for the three months ended March 31, 2005, of $510,000.

Interest and dividend income increased $117,000 or 6%, from $2,024,000 for the quarter ended March 31, 2004, to $2,141,000 for the same period in 2005.  The increase is attributed to the increase in interest and dividends on investments of $170,000 or 79%, offset by decrease in interest on loans of $59,000 or 3%.  The decrease in interest on loans was entirely due to the decrease in the average balance of loans of $4,599,000 as the average yield on loans remained nearly unchanged from the same quarter of 2004.  Interest on available-for-sale securities increased due to an increase of $27,608,000 in the average balance invested.  The yield on investment securities increased by 37 basis points due to the increase in bond rates throughout the latter part of 2004 and continuing into 2005.

Interest expense on deposits decreased by $31,000, or 7%, from $426,000 for the three months ended March 31, 2004, to $395,000 for the three months ended March 31, 2005.  The decrease in interest expense on deposits was the direct result of the 10 basis point decrease in the cost of funds from 1.33% for the three months ended March 31, 2004, to 1.23% for the same period in 2005.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio.  This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.  Based on this analysis, management established an allowance for loan losses.  The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the possible losses that may be incurred in the Bank’s portfolio.  Based on management’s evaluation no provision for loan losses was required for the three months ended March 31, 2005 and 2004.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate.  Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by regulators, as part of their examination process, which may result in the establishment of an additional allowance based on the judgment of the regulators after a review of the information available at the time of their examination.  The Bank’s independent auditors also review the allowance for loan losses as part of their audit process.

Non-interest income decreased by $3,000, or 1%, to $257,000 for the three-month period ended March 31, 2005, from $260,000 for the same period in 2004 due to a decrease in the volume of service charges.

Non-interest expense increased by $50,000, or 4%, from $1,133,000 for the three months ended March 31, 2004, to $1,183,000 for the same period in 2005.  Compensation and employee benefits, the largest component of non-interest expense, increased slightly for the three months ended March 31, 2005, compared to the same period in 2004.  Other significant changes in non-interest expenses for the 2005 period compared to 2004 include a $54,000 increase in data processing costs to $184,000, or 42%; a $21,000 or 16% increase in occupancy expense, a $10,000 or 27% decrease in supplies and a $24,000 or 50% decrease in other taxes.  Supplies and data processing costs increased because of the bank’s implementation of a new check image processing system in the latter part of 2004.

Income tax expense increased by $45,000, or 18%, from $248,000 for the three months ended March 31, 2004, to $293,000 for the three months ended March 31, 2005, as a result of the increase in pre-tax income.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at March 31, 2005, were approximately $187,293,000 as compared to approximately $181,668,000 at December 31, 2004, or an increase of $5,625,000, or 3.1%.  The loan portfolio decreased by $552,000, or less than 1%, during the three-month period ended March 31, 2005.  The economy showed signs of improvement during the first quarter causing loan demand began to improve.  However, competition from other lending institutions has prevented the company from adding a significant amount of new loans at this time.  Management continues to adhere to its policy of not extending long-term fixed rate financing in the current interest rate environment.  Management believes it is better positioned to manage the interest margin as interest rates are beginning to increase.  The investment portfolio decreased by $793,000, or 1.2% during this same period; at the same time, federal funds sold increased $4,920,000 or 82.1%.  Total deposits increased by $5,479,000 to $166,690,000 at March 31, 2005, from $161,211,000 at December 31, 2004.  Although deposits increased by nearly 3.2%, pricing for deposits is very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers, indicating future pressure on the Company’s net interest income.  Management believes that the deposit growth is attributable to the Bank’s service delivery as its deposit rates are in line with those of competing institutions.

As previously discussed the Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses.  The allowance for loan losses was $1,263,000 at March 31, 2005 and December 31, 2004.  This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.29% at December 31, 2004, compared to 1.28% at March 31, 2005.  Estimates may change at some point in the future.

Total stockholders’ equity increased by $88,000 during the quarter, from $17,927,000 at December 31, 2004 to $18,015,000.  Retained earnings increased by $249,000 as the result of quarterly net income of $510,000 reduced by dividends declared in the amount of $261,000.  Accumulated other comprehensive income declined by $161,000 as the result of the decrease in the fair value of investment securities during the quarter.  This decline was the direct result of increased market rates on bonds, causing prices to decline.

Financial instruments include commitments to extend and standby letters of credit.  These commitments include standby letters of credit of approximately $856,000 at March 31, 2005, and $856,000 at December 31, 2004.  These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Additionally, certain off-balance sheet items of approximately $13,329,000 at March 31, 2005, and $13,966,000 at December 31, 2004, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity can best be demonstrated by an analysis of the Company’s cash flows.  The primary source of cash flows for the Company is operating activities.  Operating activities provided $549,000 of liquidity for the three-month period ended March 31, 2005, compared to $804,000 for the same three months in 2004.  The principal elements of these operating flows are net income, increased for significant non-cash expenses and depreciation and amortization.  A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities.  For the three-month period ended March 31, 2004, due to the low interest rate environment, maturities and calls of investment securities amounted to $29,502,000, compared to $500,000 for the first quarter of 2005.  As of March 31, 2005, the Company had approximately $25,757,000 of investment securities that mature within 12 months.  No securities available-for-sale were purchased for the first quarter of 2005 compared to $17,750,000 for the same period in 2004.  Interest rates are beginning to increase and the rapidity of calls in investment securities is expected to decline.  Increased competition for loans resulted in a net decrease in loans of $552,000 for the first three months of 2005 following an increase of $1,553,000 for the same period in 2004.

As indicated in previous filings and disclosed in the notes to its 2004 financial statements the Company intends to engage in a corporate reorganization whereby it will repurchase the shares of any shareholder owning less than 200 shares of the Company’s stock.  It is expected that funds required to accomplish this will be approximately $1,150,000.  The Company has sufficient liquidity and capital to complete this transaction.

OFF BALANCE SHEET ARRANGEMENTS

At March 31, 2005 and December 31, 2004, the Company had outstanding loan commitments and unused lines of credit totaling $14,185,000 and $14,822,000, respectively.  As of March 31, 2005, management placed a high degree of probability for required funding within one year of approximately $2.6 million.  Approximately $10.7 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

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

INTEREST RATE SENSITIVE ANALYSIS TABLE

(In Thousands of Dollars)

As of March 31, 2005	0-90	91-180	181-365	Total One Year	Over One Year	Total
Earning Assets
Loans	$16,459	$2,618	$4,433	$23,510	$74,235	$97,745
Investments	1,746	4,229	19,782	25,757	39,370	65,127
Federal Funds Sold	10,910	0	0	10,910	0	10,910

Total Earning Assets	29,115	6,847	24,215	60,177	113,605	173,782

Interest Bearing Liabilities
Demand Deposits	25,583	0	0	25,583	0	25,583
Savings	13,490	10,601	24,090	48,181	0	48,181
CD’s of $100,000 and Over	3,072	3,356	3,951	10,379	12,381	22,760
Other Time	5,204	5,287	8,983	19,474	15,684	35,158

Total Interest Bearing Liability	47,349	19,244	37,024	103,617	28,065	131,682

Interest Sensitivity Gap	$(18,234)	$(12,397)	$(12,809)	$(43,440)	$85,540	$42,100

Cumulative Gap	$(18,234)	$(30,631)	$(43,440)	$(43,440)	$85,540	$42,100

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	61.49%	54.00%	58.08%	58.08%	132.81%	131.97%

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Executive Vice President and Chief Executive Officer, Eddie Canterbury, and Vice President and Chief Financial Officer, Mark Mareske, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on their evaluation, the Executive Vice President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in the evaluation performed by the Company’s Executive Vice President and Chief Executive Officer and Vice President and Chief Financial Officer that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 6.          EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K :

(31) Rule 13a-14(a)/15d-14(a) Certifications

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Executive Vice President and Chief Executive Officer

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Vice-President and Chief Financial Officer

(32) Section 1350 Certifications

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Executive Vice President and Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Vice-President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date: May 13, 2005	/s/ Eddie Canterbury
Eddie Canterbury, Executive Vice President and Chief Executive Officer

Date: May 13, 2005	/s/ Mark Mareske
Mark Mareske, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Executive Vice President and Chief Executive Officer

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Executive Vice President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer