Form 10-Q
period 2005-06-30
LOGAN COUNTY BANCSHARES INC
filed 2005-08-15
CIK 760327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2005

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

Class Outstanding at August 12, 2005

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

Signatures

ii

LOGAN COUNTY BANCSHARES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,001	$5,995
Federal funds sold	4,820	5,990
Total cash and cash equivalents	10,821	11,985

Investment securities:
Available-for-sale (at fair value)	67,331	65,920
Loans	100,245	98,297
Less allowance for possible loan losses	(1,241)	(1,263)
Net loans	99,004	97,034

Premises and equipment, net	3,070	3,191
Accrued income receivable	597	675
Bank owned life insurance	2,106	2,076
Other assets	744	787

Total assets	$183,673	$181,668

LIABILITIES

Noninterest bearing deposits:
Demand	$35,474	$33,992
Interest bearing deposits:
Demand	23,858	23,675
Savings	47,365	46,549
Time	56,032	56,995
Total deposits	162,729	161,211
Repurchase agreements	2,000	2,000
Accrued interest and other liabilities	561	530
Total liabilities	165,290	163,741

STOCKHOLDERS’ EQUITY

Common stock - 780,000 shares authorized at $1.67 par value: 703,991 shares issued at June 30, 2005, and December 31, 2004	1,300	1,300
Treasury Stock - 76,000 shares at cost	(1,406)	(1,406)
Surplus	2,408	2,408
Retained earnings	16,302	15,851
Accumulated other comprehensive income (loss)	(221)	(226)
Total stockholders’ equity	18,383	17,927

Total liabilities and stockholders’ equity	$183,673	$181,668

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Six Months Ended
	June 30,
	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$3,417	$3,486
Interest and dividends on investments	794	472
Interest on federal funds sold	124	99
Total interest income	4,335	4,057

INTEREST EXPENSE
Deposits	806	841
Other borrowings	35	51
Total interest expense	841	892

Net interest income	3,494	3,165

PROVISION FOR POSSIBLE LOAN LOSSES	—	—

Net interest income after provision for possible loan losses	3,494	3,165

NONINTEREST INCOME
Service charges and other fees	406	418
Other operating income	104	110
Total noninterest income	510	528

NONINTEREST EXPENSE
Salary and employee benefits	1,176	1,163
Repairs and maintenance	118	280
Fees paid to Directors	52	47
Federal Reserve charges	51	50
Data processing	376	309
Supplies	64	84
Postage	45	43
Other operating expenses	594	344
Total noninterest expense	2,476	2,320

Income before income taxes	1,528	1,373

INCOME TAXES	556	488

Net income	$972	$885

Dividends declared per common share	$0.74	$0.72

Earnings per common share:
Basic	$1.38	$1.26
Diluted	$1.38	$1.26

Average outstanding shares:
Basic	703,991	703,991
Diluted	703,991	703,991

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended
	June 30,
	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$1,719	$1,729
Interest and dividends on investments	405	259
Interest on federal funds sold	70	45
Total interest income	2,194	2,033

INTEREST EXPENSE
Deposits	411	415
Other borrowings	18	24
Total interest expense	429	439

Net interest income	1,765	1,594

PROVISION FOR POSSIBLE LOAN LOSSES	—	—

Net interest income after provision for possible loan losses	1,765	1,594

NONINTEREST INCOME
Service charges and other fees	213	221
Other operating income	40	47
Total noninterest income	253	268

NONINTEREST EXPENSE
Salary and employee benefits	583	573
Repairs and maintenance	69	146
Fees paid to Directors	25	23
Federal Reserve charge	19	23
Data processing	192	178
Supplies	39	48
Postage	27	11
Other operating expenses	339	185
Total noninterest expense	1,293	1,187

Income before income taxes	725	675

INCOME TAXES	263	240

Net income	$462	$435

Dividends declared per common share	$0.37	$0.36

Earnings per common share:
Basic	$0.66	$0.62
Diluted	$0.66	$0.62

Average outstanding shares:
Basic	703,991	703,991
Diluted	703,991	703,991

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEM ENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Earnings	Stock	Income (loss)	Income	Total

BALANCE, DECEMBER 31, 2004	703,991	$1,300	$2,408	$15,851	$(1,406)	$(226)		$17,927

Comprehensive income:
Net income for the six months ended June 30, 2005	—	—	—	972	—	—	$972	972
Other comprehensive income, net of tax
Unrealized loss on securities available-for-sale	—	—	—	—	—	5	5	5
Comprehensive income							$977

Cash dividend ($0.74 per share)	—	—	—	(521)	—	—		(521)

BALANCE, JUNE 30, 2005	703,991	$1,300	$2,408	$16,302	$(1,406)	$(221)		$18,383

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Logan County BancShares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$972	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for loan losses	—	—
Depreciation and amortization	169	124
Premium amortization and accretion on investment securities	14	102
(Increase) decrease in interest receivable and other assets	81	(92)
(Increase) decrease in interest payable and other liabilities	(31)	(465)
Other, net	—	—
Net cash provided by operating activities	1,205	554

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	3,380	38,083
Purchases of securities available-for-sale	(4,750)	(49,250)
Net (increase) decrease in loans	(1,948)	2,538
Purchase of bank premises and equipment	(48)	(248)
Net cash used in investing activities	(3,366)	(8,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,518	11,888
Net increase (decrease) in repurchase agreements	—	(1,000)
Dividends paid	(521)	(507)
Net cash provided by financing activities	997	10,381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,164)	2,058

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,985	18,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,821	$20,785

Supplemental Disclosures:
Cash paid for interest	$842	$857
Cash paid for income taxes	$368	$580

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,241,000 at June 30, 2005, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies, and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost, deemed to be other-than-temporary, results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

In April, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’ s results of operations or financial position.

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

Comparison of the Results of Operations for the Six Months ended June 30, 2005 and 2004

Net income increased by $87,000, or 10%, from net income of $885,000 for the six months ended June 30, 2004, to net income for the six months ended June 30, 2005, of $972,000.

Interest and dividend income increased $278,000 or 7%, from $4,057,000 for the six months ended June 30, 2004, to $4,335,000 for the same period in 2005. The increase is attributed to the increase in interest and dividends on investments of $322,000 or 68%, offset by decrease in interest on loans of $69,000 or 2%. The decrease in interest on loans was due to the decrease in the average balance of loans of $1,075,000 and a decrease of 10 basis points in the average yield on loans. Interest on available-for-sale securities increased due to an increase of $13,088,000 in the average balance invested. The yield on investment securities increased by 68 basis points due to the general increase in rates from 2004 and management’s decision to invest in securities with shorter maturities.

Interest expense on deposits decreased by $35,000, or 4%, from $841,000 for the six months ended June 30, 2004, to $806,000 for the six months ended June 30, 2005. The decrease in interest expense on deposits was the direct result of the 7 basis point decrease in the cost of funds from 1.06% for the six months ended June 30, 2004, to .99% for the same period in 2005.

Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Based on this analysis, management established an allowance for loan losses. The allowance for loan losses is adjusted periodically by a provision for loan losses, which is charged to operations based on management’s evaluation of the probable losses that may be incurred in the Bank’s portfolio. No provision for loan losses was made for the six months ended June 30, 2005, as compared to the same six month period ended June 30, 2004.

The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by banking regulators, as part of their examination process, which may result in the establishment of an additional allowance based on the judgment of the banking regulators after a review of the information available at the time of their examination.

Nonnterest income decreased by $18,000, or 4%, to $510,000 for the six-month period ended June 30, 2005, from $528,000 for the same period in 2004 due to a decrease in service charges.

Noninterest expense increased by $156,000, or 7%, from $2,320,000 for the six months ended June 30, 2004, to $2,476,000 for the same period in 2005. Compensation and employee benefits, the largest component of non-interest expense, increased slightly for the six months ended June 30, 2005, compared to the same period in 2004. Other significant changes in non-interest expenses for the 2005 period compared to 2004 include a $67,000 increase in data processing costs to $376,000, or 22%; a $51,000 or 34% increase in occupancy expense, a $56,000 or 57% increase in professional services. Supplies and data processing costs increased because of the bank’s implementation of a new check image processing system in 2005.

Income tax expense increased by $68,000, or 14%, from $488,000 for the six months ended June 30, 2004, to $556,000 for the six months ended June 30, 2005, as a result of the increase in pre-tax income.

Comparison of the Results of Operations for the Three Months ended June 30, 2005 and 2004

Net income increased by $27,000 or 6%, from net income of $435,000 for the three months ended June 30, 2004, to net income for the three months ended June 30, 2005, of $462,000.

Interest and dividend income increased $161,000 or 8%, from $2,033,000 for the three months ended June 30, 2004, to $2,194,000 for the same period in 2005. The increase is attributed to the increase in interest and dividends on investments of $146,000 or 56%, offset by decrease in interest on loans of $10,000 or 1%. These changes were a result of the growth in average balance in investment securities and increased yields in these investments.

Interest expense on deposits and repurchase agreements decreased by $10,000 or 2%, from $439,000 for the three months ended June 30, 2004, to $429,000 for the three months ended June 30, 2005. The decrease in interest expense on deposits was the direct result of a decrease in cost of funds.

Noninterest income decreased by $15,000 or 6%, to $253,000 for the three month period ended June 30, 2005, from $268,000 for the same period in 2004 due to a decrease in service charges.

Noninterest expense increased by $106,000 or 9%, from $1,187,000 for the three months ended June 30, 2004, to $1,293,000 for the same period in 2005.

Compensation and employee benefits, the largest component of non-interest expense, increased slightly for the three months ended June 30, 2005, compared to the same period in 2004. Other significant changes in non-interest expenses for the 2005 period compared to 2004 include a $14,000 increase in data processing costs to $192,000 or 7%; a $35,000 or 49% increase in professional services.

Income tax expense increased by $23,000 or 10%, from $240,000 for the three months ended June 30, 2004, to $263,000 for the three months ended June 30, 2005, as a result of the increase in pre-tax income.

FINANCIAL CONDITION AND ASSET QUALITY

Total assets at June 30, 2005, were approximately $183,673,000 as compared to approximately $181,668,000 at December 31, 2004, or an increase of $2,005,000, or 1.1%. The loan portfolio increased by $1,948,000, or 2.0%, during the six-month period ended June 30,2005. As the economy began to show signs of improvement during the second quarter, loan demand began to improve. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase. The investment portfolio increased by $1,411,000, or 2.1% during this same period; at the same time, federal funds sold decreased $1,170,000 or 19.5%. Total deposits increased by $1,518,000 to $162,729,000 at June 30, 2005, from $161,211,000 at December 31, 2004. Although deposits increased by nearly 1.0%, pricing for deposits is very competitive in the Company’s primary trade areas among banks and other nontraditional financial service providers, indicating future pressure on the Company’s net interest income. Management believes that the deposit growth is attributable to the Bank’s service delivery as its deposit rates are in line with those of competing institutions.

The continuing stagnation in the local and national economies places ongoing emphasis on the Company’s methodology in determining the adequacy of the allowance for loan losses. The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. At June 30, 2005, and December 31, 2004, the allowance for loan losses was $1,241,000 and $1,263,000, respectively. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.28% at December 31, 2004, compared to 1.24% at June 30, 2005. Estimates may change at some point in the future.

Financial instruments include commitments to extend and standby letters of credit. These commitments include standby letters of credit of approximately $856,000 at June 30, 2005, and at December 31, 2004. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $11,719,000 at June 30, 2005, and $13,966,000 at December 31, 2004, were comprised primarily of unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of the Company’s cash flows. The primary source of cash flows for the Company is operating activities. Operating activities provided $1,205,000 of liquidity for the six-month period ended June 30, 2005, compared to $554,000 for the same six months in 2004. The principal elements of these operating flows are net income, increased for significant non-cash expenses and depreciation and amortization. A secondary source of liquidity for the Company comes from investing activities, principally the maturities of investment securities. For the six-month period ended June, 2004, due to the low interest rate environment, maturities and calls of investment securities amounted to $38,083,000 compared to $3,380,000 in 2005. As of June 30, 2005, the

Company had approximately $44,349,000 of investment securities that mature within 12 months. Interest rates are beginning to increase and the rapidity of calls in investment securities is expected to decline. Relatively flat loan demand resulted in a net increase in loans of $1,948,000, or 2.0% for the first six months of 2005 following a decrease of $2,538,000 for the same period in 2004.

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2005 and December 31, 2004, the Company had outstanding loan commitments and unused lines of credit totaling $12,575,000 and $14,822,000 respectively. As of June 30, 2005, management placed a high degree of probability for required funding within one year of approximately $1,904,323 million. Approximately $10,584,000 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

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

INTEREST RATE SENSITIVE ANALYSIS TABLE

(In Thousands of Dollars)

As of June 30, 2005	0-90	91-180	181-365	Total One Year	Over One Year	Total
Earning Assets
Loans	$17,199	$1,640	$5,568	$24,407	$75,838	$100,245
Investments	4,244	12,921	27,184	44,349	22,982	67,331
Federal Funds Sold	4,820	—	—	4,820	—	4,820

Total Earning Assets	26,263	14,561	32,752	73,576	98,820	172,396

Interest Bearing Liabilities
Demand Deposits	23,858	—	—	23,858	—	23,858
Savings	13,262	10,420	23,683	47,365	—	47,365
CD’s of $100,000 and Over	3,900	3,378	2,664	9,942	7,811	17,753
Other Time	5,702	7,193	7,582	20,477	17,802	38,279

Total Interest Bearing Liability	46,722	20,991	33,929	101,642	25,613	127,255

Interest Sensitivity Gap	(20,459)	(6,430)	(1,177)	(28,066)	73,207	45,141

Cumulative Gap	(20,459)	(26,889)	(28,066)	(28,066)	45,141	45,141

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative Percentage)	56.21%	60.29%	72.39%	72.39%	135.47%	135.47%

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Executive Vice-President and Chief Executive Officer, Eddie Canterbury, and Vice President and Chief Financial Officer, Mark Mareske, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, the Executive Vice President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in the evaluation performed by the Company’s Executive Vice President and Chief Executive Officer and the Vice President and Chief Financial Officer that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.      CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Shareholders was held on Tuesday, May 24, 2005.

(b)           The following two (2) proposals were voted on at the Annual Meeting of Shareholders:

•              The fixing of the number of directors for Logan County BancShares, Inc. (the “Company”) at ten (10) and the election of the nominees submitted to the shareholders for consideration; and

•              The ratification of S.R. Snodgrass, A.C., as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

The results of the voting were as follows:

(i)            The following directors were elected:

Name	Votes For	Votes Withheld
Harvey Oakley	528,324	1,377
Clell Peyton	528,324	1,377
Earle B. Queen	528,324	1,377
LaVeta Ray Jean	528,324	1,377
William W. Wagner	528,324	1,377
Eddie Canterbury	528,324	1,377
Walter D. Vance	528,324	1,377
Glenn T. Yost	528,324	1,377
David McCormick	528,324	1,377
Michael Winter	528,324	1,377

(ii)           Ratified S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K :

(31) Rule 13a-14(a)/15d-14(a) Certifications

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by President and Chief Executive Officer

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Vice-President Chief Financial Officer

(32) Section 1350 Certifications

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by President and Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Vice-President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGAN COUNTY BANCSHARES, INC.
(Registrant)

Date: August 12, 2005	/s/ Eddie Canterbury
Eddie Canterbury Executive Vice President and Chief Executive Officer

Date: August 12, 2005	/s/ Mark Mareske
Mark Mareske, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Executive Vice President and Chief Executive Officer
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Vice President and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Executive Vice President and Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Vice President and Chief Financial Officer